Form 10-Q
period 1999-09-30
VITRIA TECHNOLOGY INC
filed 1999-11-15
CIK 1050808

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

                                   (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                       OR

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________.

                       Commission file number:  333-81297



                            VITRIA TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                           77-0386311

        (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

                               945 Stewart Drive
                          Sunnyvale, California 94086
                                 (408) 212-2700
   (Address, including Zip Code, of Registrant's Principal Executive Offices and Registrant's Telephone Number, including Area Code)

                                ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of shares of the Registrant's Common Stock, $.001 par value, outstanding as of November 10, 1999 was 30,958,591 shares.

                           VITRIA  TECHNOLOGY, INC.
                              TABLE OF CONTENTS

Index                                                                                                           Page
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at September 30, 1999 and September 30, 1998                           3

         Statement of Operations for the three and nine months ended September 30, 1999 and
         September 30, 1998                                                                                          4

         Statement of Cash Flows for the three and nine months ended September 30, 1999 and
         September 30, 1998                                                                                          5

         Notes to the Condensed Consolidated Financial Statements                                                    6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                       8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                                 16

PART II: Other Information

Item 1:  Legal Proceedings                                                                                          24

Item 2:  Changes in Securities and Uses of Proceeds                                                                 24

Item 3:  Defaults Upon Senior Securities                                                                            24

Item 4:  Submission of Matters to a Vote of Security Holders                                                        24

Item 5:  Other Information                                                                                          25

Item 6:  Exhibits and Reports on Form 8-K                                                                           25

Signature                                                                                                           26


        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Vitria Technology Inc.
                     Condensed Consolidated Balance Sheet
                   (in thousands, except per share amounts)


                                                                         September 30,                   December 31,
                                                                              1999                           1998
                                                                          (unaudited)
                                                                         -------------                   ------------
                             Assets
Current Assets:
     Cash and cash equivalents                                               $ 65,929                      $ 12,792
     Accounts receivable, net                                                   7,491                         5,973
     Other current assets                                                       1,791                           180
                                                                             --------                      --------
          Total current assets                                                 75,211                        18,945
Property and equipment, net                                                     4,191                           967
Other assets                                                                      515                            88
                                                                             --------                      --------
                                                                             $ 79,917                      $ 20,000
                                                                             ========                      ========
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                        $    516                      $    757
     Accrued liabilities                                                        7,357                         2,978
     Deferred revenue                                                           9,784                         2,874
                                                                             --------                      --------
          Total current liabilities                                            17,657                         6,609
                                                                             --------                      --------
Stockholders' Equity:
     Convertible preferred stock:  issuable in series, $.001
        par value; 5,000 shares authorized; no shares issued and
        outstanding; 13,470 shares authorized; 10,445 shares
        issued and outstanding                                                      -                            11
     Common stock:  $.001 par value; 250,000 shares
        authorized; 30,925 shares issued and outstanding;
        41,000 shares authorized; 15,268 shares issued
        and outstanding                                                            31                            15
        Additional paid-in capital                                             92,029                        29,104
        Accumulated other comprehensive loss                                       (2)                            -
        Unearned stock-based compensation                                      (9,010)                       (5,511)
        Notes receivable                                                         (291)                            -
        Accumulate deficit                                                    (20,497)                      (10,228)
                                                                             --------                      --------
          Total stockholders' equity                                           62,260                        13,391

                                                                             $ 79,917                      $ 20,000
                                                                             ========                      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                            Statement of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                         Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                         ------------------               -----------------
                                                         1999          1998               1999         1998
                                                         ----          ----               ----         ----
Revenues:
   License                                          $  5,209       $  1,643           $  12,387    $  2,670
   Service                                             2,293            279               5,923         541
   Government grant                                      333            121               1,033         546
                                                    --------       --------           ---------    --------
        Total revenues                                 7,835          2,043              19,343       3,757
                                                    --------       --------           ---------    --------
Cost of Sales:
   License                                               101              -                 285           -
   Service                                             1,528            540               4,182         860
   Government grant                                      333            121               1,033         546
                                                    --------       --------           ---------    --------
        Total Cost of Sales                            1,962            661               5,500       1,406
                                                    --------       --------           ---------    --------
Gross profit                                           5,873          1,382              13,843       2,351
                                                    --------       --------           ---------    --------
Operating expenses:
  Sales and marketing                                  5,089          1,585              11,868       3,939
  Research and development                             2,981          1,369               6,864       3,432
  General and administrative                             981            617               2,582       1,250
  Amortization of stock-based compensation             1,411            412               3,363         750
                                                    --------       --------           ---------    --------
        Total operating expenses                      10,462          3,983              24,677       9,371
                                                    --------       --------           ---------    --------
Loss from operations                                  (4,589)        (2,601)            (10,834)     (7,020)
Other income, net                                        331             56                 565         216
                                                    --------       --------           ---------    --------
Net loss                                              (4,258)        (2,545)            (10,269)     (6,804)

Deemed preferred stock dividend                            -              -              (1,908)          -
                                                    --------       --------           ---------    --------
Net loss available to common stockholders           $ (4,258)      $ (2,545)          $ (12,177)   $ (6,804)
                                                    ========       ========           =========    ========
Basic and diluted net loss per share
     available to common stockholders               $  (0.26)      $  (0.23)          $   (0.86)   $  (0.61)
                                                    ========       ========           =========    ========
Weighted average shares used in computing basic
     and diluted net loss per share                   16,175         11,310              14,112      11,074
                                                    ========       ========           =========    ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                            Statement of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                                            Nine months ended
                                                                                    September 30,        September 30,
                                                                                        1999                 1998
                                                                                    -------------        -------------
Cash flows from operating activities:
  Net loss                                                                              $(10,269)           $(6,804)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Gain on sale of fixed assets                                                       (114)                 -
         Depreciation and amortization                                                       766                126
         Amortization of deferred stock compensation                                       3,363                750
         Provision for doubtful accounts                                                     198                250
         Changes in assets & liabilities:
            Accounts receivable                                                           (1,716)            (1,589)
            Other current assets                                                          (1,611)               (57)
            Other assets                                                                    (426)                (7)
            Accounts payable                                                                (241)                79
            Accrued liabilities                                                            4,380                998
            Deferred revenue                                                               6,909              1,903
                                                                                        --------            -------
 Net cash provided by (used in) operating activities:                                      1,239             (4,351)
                                                                                        --------            -------
Cash flows from investing activities:
     Net cash used in purchasing property and equipment                                   (3,990)              (458)
     Net cash provided from sale of property and equipment                                   114                  -
                                                                                        --------            -------
     Net cash used in investing activities                                                (3,876)              (458)
                                                                                        --------            -------
Cash flows from financing activities
     Proceeds from issuance of Convertible Preferred Stock, net                          (21,521)                 -
     Proceeds from issuance of Common Stock, net                                          77,297                205
                                                                                        --------            -------
     Net cash provided by financing activities                                            55,776                205

Foreign currency translation adjustment                                                       (2)                 -
                                                                                        --------            -------
Net increase(decrease) in cash and cash equivalents                                       53,137             (4,604)

Cash and cash equivalents at beginning of period                                          12,792              9,138
                                                                                        --------            -------
Cash and cash equivalents at end of period                                              $ 65,929            $ 4,534
                                                                                        ========            =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1)  Basis of Presentation

The accompanying financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Registration Statement on Form S-1, dated September 16, 1999. These results of operations for the interim period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

2)  Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants. For the three and nine months ended September 30, 1999 potential common shares totalled 13,937,000 and 14,721,000, respectively, and are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

(in thousands, except per share amounts)


                                                          Three months ended              Nine months ended
                                                            September 30,                   September 30,
                                                          ------------------              -----------------
                                                          1999          1998              1999         1998
                                                          ----          ----              ----         ----
Net loss                                                $(4,258)       $(2,545)          $(12,177)    $(6,804)
                                                        -------        -------           --------     -------
Basic and diluted
     Weighted average shares of common stock
          outstanding                                    18,364         13,883             16,685      13,901
     Less:  weighted average common shares subject to
          subject to repurchase                          (2,189)        (2,573)            (2,573)     (2,827)
                                                        -------        -------           --------     -------
Weighted average shares used in computing
          basic and diluted net loss per common share    16,175         11,310             14,112      11,074
                                                        -------        -------           --------     -------
Basic and diluted net loss per share                   $  (0.26)       $ (0.23)          $  (0.86)    $ (0.61)

3) Comprehensive Net Income

Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The company has not had any unrealized gains or losses on available for sale marketable securities for all periods presented. Vitria's total comprehensive earnings (losses) were as follows (in thousands):

                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                         -------------------             -----------------
                                                         1999           1998             1999         1998
                                                         ----           ----             ----         ----
Net loss                                             $(4,258)        $(2,545)            $(12,177)    $(6,804)
Other comprehensive income:
   Foreign translation adjustment                         (2)              -                   (2)          -
                                                     -------         -------             --------     -------
      Comprehensive net income (loss)                $(4,260)        $(2,545)            $(12,179)    $(6,804)


4) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters beginning with the quarter ended June 30, 1999. SFAS establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first quarter ending June 30, 2000. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

5)  Initial Public Offering

In September 1999, the Company completed its initial public offering of 3,450,000 shares of Common Stock (including the exercise of the underwriters overallotment option) and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $50.0 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Business Risks," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


OVERVIEW

We are a leading provider of eBusiness infrastructure software. eBusiness refers to the use of the Internet to conduct business with customers and partners. Our product, BusinessWare, provides the infrastructure that enables incompatible information technology systems to exchange information over corporate networks and the Internet. BusinessWare enables this exchange to take place automatically, without human intervention. This eliminates manual entry of information into multiple IT systems and eliminates the need to manually exchange information with customers and business partners.

Our revenues are derived primarily from license fees and services. Our product is typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications managed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed and determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenue.

Service revenues include product maintenance, consulting and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

We market our product through our direct sales force, and augment our marketing efforts through relationships with system integrators, value-added resellers and technology vendors. While our revenues to date have been derived exclusively from accounts in the United States, we opened an office in the United Kingdom in June 1999 and plan to expand further into Europe and Japan.

A relatively small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders can have a significant impact on our revenues. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products.

We have a limited operating history which makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest significantly in sales, marketing and research and development and expect to incur operating losses for at least the next eighteen months. Our operating expenses are relatively fixed and are based on anticipated revenue trends; a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and could result in unforeseen losses. Fees from contracts that do not meet our revenue recognition policy requirements are recorded as deferred revenues. While a small portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

 . size and timing of customer orders and product and service delivery;

 . level of demand for our professional services;

 . changes in the mix of our products and services;

 . actions taken by our competitors, including new product introductions and pricing changes;

 . costs of maintaining and expanding our operations;

 . timing of our development and release of new and enhanced products;

 . costs and timing of hiring qualified personnel;

 . success in maintaining and enhancing existing relationships and developing new relationships with system integrators;

 . technological changes in our markets, including changes in standards for computer and networking software and hardware;

 . deferrals of customer orders in anticipation of product enhancements or new products;

 . delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery;

 . customer budget cycles and changes in these budget cycles;

 . delays or reductions in spending for, or the implementation of, application software by our potential customers as companies attempt to stabilize their computer systems prior to January 1, 2000 in order to reduce the risk of computer system problems associated with the occurrence of the Year 2000; and

 . costs related to acquisition of technologies or businesses.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three months and nine months ended September 30, 1999 and 1998 expressed as a percentage of total revenues.

                          Results of Operations Table
                           As a percent of revenues




                                                  Three months ended                Nine months ended
                                                     September 30,                    September 30,
                                                  ------------------                -----------------
                                                  1999          1998                1999         1998
                                                  -----         ----                ----         ----
Revenues
   License                                         67%           80%                  64%         71%
   Service                                         29%           14%                  31%         14%
   Government grant                                 4%            6%                   5%         15%
                                                  ----          ----                 ----        ----
Total revenues                                    100%          100%                 100%        100%

Cost of Sales
   License                                          1%            0%                   1%          0%
   Service                                         20%           26%                  22%         22%
   Government grant                                 4%            6%                   5%         15%
                                                  ----          ----                 ----        ----
Total Cost of Sales                                25%           32%                  28%         37%

                                                  ----          ----                 ----        ----
Gross profit                                       75%           68%                  72%         63%

Operating expense
  Sales and marketing                              65%           78%                  62%        105%
  Research and development                         38%           67%                  36%         91%
  General and administrative                       13%           30%                  13%         33%
  Amortization of stock-based compensation         18%           20%                  17%         20%
                                                  ----          ----                 ----        ----
Total operating expenses                          134%          195%                 128%        249%

Loss from operations                              -59%         -127%                 -56%       -186%
Other income, net                                   4%            3%                   3%          6%
                                                  ----          ----                 ----        ----
Net loss                                          -55%         -124%                 -53%       -180%
                                                  ====          ====                 ====        ====



Results of Operations
For the three months ended September 30, 1999 and 1998

REVENUES

  LICENSE. License revenues increased 217% to $5.2 million in the third quarter ended September 30, 1999 from $1.6 million in the third quarter ended September 30, 1998. This increase was the result of the growth in the number of licenses to new customers and to higher average transaction size. For the three month period ended September 30, 1999, revenues from PageMart Wireless and ICG accounted for 15% and 12% of total revenues, respectively. We expect that license revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

  SERVICE. Service revenues increased 722% to $2.3 million in the third quarter ended September 30, 1999 from $279,000 in third quarter ended September 30, 1998. This increase is due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

  GOVERNMENT GRANT. Government grant revenues increased 175% to $333,000 in the third quarter ended September 30, 1999 from $121,000 in the third quarter ended September 30, 1998. Government grant revenues vary from quarter to quarter based upon the extent to which our internal development resources are deployed to work on activities covered under the grants. We do not expect to receive future government grant revenues other than from existing grants.

COST OF REVENUES

  LICENSE. Cost of license revenues consist of royalty payments to third parties for technology incorporated into our product. Cost of license revenues were $101,000 in the third quarter ended September 30, 1999. There were no cost of license revenues for the third quarter ended September 30, 1998. The increase in cost of license revenues was attributable to royalty payments to third parties for technology incorporated into our products, which we began selling in the current fiscal year. We expect these costs to increase in future quarters as license volume increases.

  SERVICE. Cost of service revenues consist of salaries, facility costs, and payments to third party consultants incurred in providing customer support, training and implementation services. Cost of service revenues were $1.5 million in the third quarter ended September 30, 1999, an increase of 183% over cost of service revenues of $540,000 for the third quarter ended September 30, 1998. The increase in the cost of service revenues was attributable to the hiring of additional service personnel in anticipation of supporting a larger customer base in future periods and due to the engagement of a third party service provider to support our increased activity. We expect that cost of service revenues will continue to increase in dollar amount as we continue to expand our customer support organization to meet anticipated customer demand.

  GOVERNMENT GRANT. Under the terms of the government grants, we receive reimbursements only for costs incurred in connection with related research activities. Consistent with the grant provisions, these charged costs are exactly equal to the grant revenue recognized.


OPERATING EXPENSES

  SALES AND MARKETING EXPENSES. During the third quarter ended September 30, 1999, sales and marketing expenses were $5.1 million, an increase of 221% over sales and marketing expenses of $1.6 million for the three months ended September 30, 1998. The increase was attributable to the expansion of our direct sales force and increased promotional activity. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

  RESEARCH AND DEVELOPMENT. During the third quarter ended September 30, 1999, research and development expenses were $3.0 million, an increase of 118% over research and development expenses of $1.4 million for the three months ended September 30, 1998. The increase was attributable to an increase in the number of research and development personnel. To date, all software development costs have been expensed in the period incurred. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

  GENERAL AND ADMINISTRATIVE.    During the third quarter ended September 30,
1999, general and administrative expenses were $981,000, an increase of 59% over general and administrative expenses of $617,000 for the three months ended September 30, 1998. The increase was attributable to an increase in personnel expenses, an increase in fees paid to outside professional service providers, and an increase in our allowance for doubtful accounts.

We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the expenses associated with operating as a public company.

  AMORTIZATION OF STOCK-BASED COMPENSATION. During the third quarter ended September 30, 1999, amortization of stock-based compensation expenses were $1.4 million, an increase of 242% over amortization of stock-based compensation expenses of $412,000 for the three months ended September 30, 1998. Deferred stock based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted while we were a private company. The increase is due to additional options granted over the past twelve months. This cost is being amortized over the next five years.

OTHER INCOME, NET. Other income, net increased by 491% to $331,000 in the third quarter ended September 30, 1999 from $56,000 in the third quarter ended September 30, 1998. The increase was due primarily to increased interest income and a gain on disposal of fixed assets.

Results of Operations
For the nine months ended September 30, 1999 and 1998

  LICENSE. License revenues increased 364% to $12.4 million in the nine months ended September 30, 1999 from $2.7 million in the nine months ended September 30, 1998. This increase was the result of the growth in the number of licenses to new customers and to higher average transaction size.

  SERVICE. Service revenues increased 955% to $5.9 million in the nine months ended September 30, 1999 from $541,000 in the nine months ended September 30, 1998. This increase was attributable to growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods.

  GOVERNMENT GRANT. Government revenues increase 89% to $1.0 million in the nine months ended September 30, 1999 from $546,000 in the nine months ended September 30, 1998. Revenues vary from quarter to quarter based upon the extent to which our internal development resources are deployed to work on activities covered under the grants.

COST OF REVENUES

  LICENSE. Cost of license revenues were $285,000 in the nine months ended September 30, 1999. There were no cost of license revenues for the nine months ended September 30, 1998. The increase in cost of license revenues was attributable to royalty payments to third parties for technology incorporated into our products, which we began selling in the current fiscal year.

  SERVICE. Cost of service revenues were $4.2 million in the nine months ended September 30, 1999, an increase of 386% over cost of service revenues of $860,000 for the nine months ended September 30, 1998. The increase in the cost of service revenues was attributable to the hiring of additional service personnel in anticipation of supporting a larger customer base in future periods and due to the engagement of a third party service provider to support our increased activity.

  GOVERNMENT GRANT. Under the terms of the government grants, we receive reimbursements only for costs incurred in connection with related research activities. Consistent with the grant provisions, these charged costs are exactly equal to the grant revenue recognized.


OPERATING EXPENSES

  SALES AND MARKETING EXPENSES. During the nine months ended September 30, 1999, sales and marketing expenses were $11.9 million, an increase of 201% over sales and marketing expenses of $3.9 million for the nine months ended September 30, 1998. The increase was attributable to the expansion of our direct sales force and increased promotional activity.

  RESEARCH AND DEVELOPMENT. During the nine months ended September 30, 1999, research and development expenses were $6.9 million, an increase of 100% over research and development expenses of $3.4 million for the nine months ended September 30, 1998. The increase was attributable to an increase in the number of research and development personnel.

  GENERAL AND ADMINISTRATIVE.    During the nine months ended September 30,
1999, general and administrative expenses were $2.6 million, an increase of 107% over general and administrative expenses of $1.3 million for the nine months ended September 30, 1998. The increase was primarily attributable to an increase in personnel expenses, an increase in fees paid to outside professional service providers, and an increase in our allowance for doubtful accounts.

  AMORTIZATION OF STOCK-BASED COMPENSATION. During the nine months ended September 30, 1999, amortization of stock-based compensation expenses were $3.4 million, an increase of 348% over amortization of stock-based compensation expenses of $750,000 for the nine months ended September 30, 1998. Deferred stock based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted while we were a private company. The increase is due to additional options granted over the past twelve months. The cost is being amortized over the next five years.

  OTHER INCOME, NET. Other income, net increased by 162% to $565,000 in nine months ended September 30, 1999 from $216,000 in the nine months ended September 30, 1998. The increase was due to increased interest income and a gain on disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

We raised approximately $50.0 million in September 1999 from an initial public offering of 3,450,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. Prior to the offering we had financed our operations through private sales of common and preferred stock, with net proceeds of $27.7 million. As of September 30, 1999, we had $65.9 million in cash and cash equivalents and $57.6 million in working capital with no outstanding long-term debts.

Net cash generated in operating activities was $1.2 million for the nine months ended September 30, 1999. Net cash used in operating activities was $4.3 million for the nine months ended September 30, 1998. Compared with the same period a year ago, net cash flows generated in operating activities in 1999 reflects an increase in deferred revenue, accrued liabilities and amortization of stock-based compensation, which compensated for an increase in net losses.

Net cash generated in investing activities was $3.9 million in the nine months ended September 30, 1999 and $458,000 in the nine months ended September 30, 1998. Investing activities consist primarily of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We expect that capital expenditures will continue to increase to the extent we continue to increase the number of people we employ and expand our operations.

Net cash generated from financing activities was $55.8 million in the nine months ended September 30, 1999, primarily from the net proceeds of our initial public offering. Net cash provided by financing activities was $205,000 in the nine months ended September 30, 1998, primarily from net proceeds from the issuance of convertible preferred stock.

We expect to experience a significant growth in our operating expenses for the forseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents including the net proceeds from the initial public offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements of for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

YEAR 2000 READINESS

  The "Year 2000 issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

  We designed our product to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our product are Year 2000 compliant. However, we have not exhaustively tested our product for Year 2000 compliance. We continue to respond to customer questions about prior versions of our product on a case-by-case basis.

 We have defined Year 2000 compliant as the ability to:

 . Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

 . Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

 . Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner;

 . Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

 . Recognize year 2000 as a leap year.

  We have assurances from our vendors that their licensed software is Year 2000 compliant. To date, we have received assurances from a subset of the vendors of our enterprise resource planning software, and technology support software as to their Year 2000 compliance. Despite testing by us and current and potential customers, and assurances from developers of product incorporated into our product, our product may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our product could result in delay or loss of revenues, diversion of development resources, damage to our reputation, increased service and warranty costs, or liability from our customers, any of which could seriously harm our business.

  As a specific example, older versions of Vitria's BusinessWare product were designed to work with Sun Microsystem's Java Developer Kit version 1.1.5. Sun Microsystems has announced that this version and earlier versions of the Java Developer Kit are not Year 2000 compliant. Vitria customers who are still using these older versions of the BusinessWare product are thus subject to Year 2000 operating risk due to this Java Developer Kit compliance problem. We have notified and are currently working with each of the affected customers to migrate them to newer versions of the BusinessWare product which use Sun Microsystem's Java Developer Kit version 1.1.7. Sun Microsystems claims that version 1.1.7 is Year 2000 compliant. We have not made any representations to our customers concerning the Year 2000 readiness of this development kit. To the extent one or more of these customers fail to migrate to the newer Vitria BusinessWare product, these customers could potentially suffer operating difficulties in systems using Vitria's BusinessWare product. Vitria could be exposed to an indirect liability in this event.

  Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of these lawsuits against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we may be affected by it. Congress recently passed a law that is intended to limit liability for some failures to achieve Year 2000 compliance. There can be no assurance that this bill will provide us with any protection.

  We have completed an assessment of our material internal information technology systems, including both our own software products and third-party software and hardware technology. We are in the process of assessing our non-information technology systems. We expect to complete the non-information technology assessment, testing and remediation of these systems by November 30, 1999. To the extent that we are not able to test the technology provided by third- party vendors, we are seeking assurances from these vendors that their systems are Year 2000 compliant. We are not currently aware of any material operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

  We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for or delay purchases of our product and services. As a result, our business could be seriously harmed.

  We have funded our Year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, these costs have not been material. We will incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business.

  We do not have a contingency plan to address situations that may result if our critical operations are not Year 2000 ready, and we do not anticipate the need to do so. The cost of developing and implementing the plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, including utility or transportation company Year 2000 compliance failure interruptions.

  Year 2000 issues affecting our business, if not adequately addressed by us, our third party vendors or suppliers or our customers, could have a number of "worst case" consequences. These include:

 . claims from our customers asserting liability, including liability for breach of warranties related to the failure of our product and services to function properly, and any resulting settlements or judgments; and

 . our inability to manage our own business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of U.S. interest rates, since the majority of our investments are in cash and cash equivalents. Due to the short-term nature of our cash equivalents, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.


Business Risks

SINCE OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS, OUR FUTURE FINANCIAL PERFORMANCE MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

  We were incorporated in October 1994. Until November 1997, we were engaged primarily in research and development of our initial product. We licensed our first product in November 1997 and have only recently established sales and service organizations. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

  We have incurred substantial losses since inception as we funded the development of our product and technologies, and through our efforts to expand our sales and marketing organization. Our net losses for 1998 were $9.6 million, and our net losses for the nine months ended September 30, 1999 were $10.3 million. As of September 30, 1999, we had an accumulated deficit of $20.5 million. We intend to continue to invest heavily in sales, marketing and research and development. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. We cannot predict when we will operate profitably, if at all.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

  Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable and prospective investors should not use these past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. We believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

  Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results.

  We record as deferred revenues payments from customers that do not meet our revenue recognition policy requirements. Since only a small portion of our revenues each quarter is recognized from deferred revenues, our quarterly results will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized.

OUR PRODUCT MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

  The limited sales and deployment of our product, and limited acceptance of process automation technology, makes our prospects difficult to predict. In addition, we have only licensed our product to a small number of customers, and only a portion of these customers have commenced commercial deployment. The deployment of our product requires interoperability with a variety of software applications and systems and, in some cases, to process a high number of transactions per second. If our product fails to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to license our product to additional customers.

OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH SYSTEM INTEGRATORS.

  System integrators install and deploy our products and those of our competitors, and perform custom integration of systems and applications. Some system integrators engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our product than we would otherwise, and our efforts may not be as effective as those of the system integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms for recommendations of our product during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have stronger relationships with these system integrators and, as a result, these system integrators may be more likely to recommend competitors' products and services. In addition, a number of our competitors have relationships with a greater number of these system integrators and, therefore, have access to a broader base of enterprise customers. Our failure to establish or maintain these relationships would significantly harm our ability to license and successfully implement our software product. In addition, we rely on the industry expertise and reach of these firms. Therefore, this failure would also harm our ability to develop industry-specific products. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. Our operating results could be adversely affected if these efforts do not generate license and service revenues necessary to offset this investment.

WE MAY SUFFER PRODUCT DEPLOYMENT DELAYS, A LOWER QUALITY OF CUSTOMER
SERVICE AND INCREASED EXPENSES IF SUFFICIENT SYSTEM INTEGRATOR IMPLEMENTATION TEAMS ARE NOT AVAILABLE.

  System integrators help our customers install and deploy our product. These system integrators are not contractually required to implement our product, and competition for these resources may preclude us from obtaining sufficient resources to provide the necessary implementation services to support our needs. If the number of installations of our product exceeds our access to the resources provided by these system integrators, we will be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs and increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OR DELAY OF A SINGLE CUSTOMER ORDER.

  A relatively small number of customers account for a significant portion of our total revenues. In 1998, sales to our ten largest customers accounted for 86% of total revenues. In 1998, sales to Level 3 accounted for 30% of total revenues, and sales to KPMG accounted for 12% of total revenues. In the nine months ended September 30, 1999, sales to our ten largest customers accounts for 58% of total revenues. In the nine month period ended September 30, 1999, sales to Sprint accounted for 11% of total revenues.

  Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of new customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the performance, quality, breadth and depth of our current and future products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

 OUR MARKETS ARE HIGHLY COMPETITIVE AND, IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

  The market for our product is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current competitors include:

  EAI VENDORS. We face competition from vendors offering Enterprise Application Integration, or EAI, software products. These vendors include Active Software, Inc., CrossWorlds Software, Inc., and New Era of Networks, Inc., also known as NEON. A number of other companies are offering products that address different aspects of our solution, including BEA Systems, Inc., Forte Software, Inc., Hewlett-Packard Company, IBM Corporation and Tibco Software Inc. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality.

  INTERNAL IT DEPARTMENTS. "In house" information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our BusinessWare product. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace.

  OTHER SOFTWARE VENDORS. We may in the future also encounter competition from major enterprise software developers including Oracle Corporation, PeopleSoft, Inc., and SAP AG. In addition, Microsoft Corporation has announced its intention to introduce products which could compete with some aspects of our product. These companies have significantly greater resources than Vitria.

  Many of our competitors have more resources and broader customer relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

  Although we believe that our solutions generally compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

  Our product is often used by our customers to deploy mission-critical solutions used throughout their organization. Customers generally consider a wide range of issues before committing to purchase our product, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. Many customers will be addressing these issues for the first time. As a result, we or other parties, including system integrators, must educate potential customers on the use and benefits of our product and services. In addition, the purchase of our product generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within the customer's organization. Because of these issues, our sales cycle has ranged from two to nine months and is difficult to predict for any particular license transaction.

THE COST AND DIFFICULTIES OF IMPLEMENTING OUR PRODUCT COULD SIGNIFICANTLY HARM OUR REPUTATION WITH CUSTOMERS, DIMINISHING OUR ABILITY TO LICENSE ADDITIONAL PRODUCTS TO OUR CUSTOMERS.

  Our product is often purchased as part of large projects undertaken by our customers. These projects are complex, time consuming and expensive. Failure by customers to successfully deploy our product, or the failure by us or third-party consultants to ensure customer satisfaction, could damage our reputation with existing and future customers and reduce future revenues. In many cases, our customers must interact with, modify, or replace significant elements of their existing computer systems. The costs of our product and services represent only a portion of the related hardware, software, development, training and consulting costs. The significant involvement of third parties, including system integrators, reduces the control we have over the implementation of our product and the quality of customer service provided to organizations which license our software.

OUR SALES ARE CONCENTRATED IN THE TELECOMMUNICATIONS AND FINANCIAL SERVICES INDUSTRIES AND IF OUR CUSTOMERS IN THESE MARKETS DECREASE THEIR INFORMATION TECHNOLOGY SPENDING, OR WE FAIL TO PENETRATE OTHER INDUSTRIES, OUR REVENUES MAY DECLINE.

  We expect to continue to direct our sales and marketing efforts toward companies in the telecommunications and financial services industries. Sales to customers in the telecommunications and financial services industries accounted for 57% of total revenues in 1998 and 78% of total revenues in the nine months ended September 30, 1999. If we fail to penetrate these vertical markets our operating results may suffer. Given our limited market penetration, the high degree of competition and the rapidly changing environment in these industries, there is no assurance that we will be able to continue sales in these industries at current levels. In addition, we intend to market our product in new vertical markets. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

IF WE ARE NOT SUCCESSFUL IN DEVELOPING PACKAGED VERSIONS OF OUR PRODUCT, OUR ABILITY TO INCREASE FUTURE REVENUES COULD BE HARMED.

  We intend to develop packaged versions of our product which incorporate business processes of specific industries, including telecommunications and financial services. This presents technical challenges and will require collaboration with system integrators and the commitment of significant resources. We do not expect to release any product with these attributes prior to December 1999. If we are not successful in developing these targeted products or these products do not achieve market acceptance, our ability to increase future revenues could be harmed.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON LICENSE REVENUES FROM ONE PRODUCT AND OUR BUSINESS COULD BE MATERIALLY HARMED BY FACTORS THAT ADVERSELY AFFECT THE PRICING AND DEMAND FOR OUR PRODUCT.

  Since 1998 a majority of our total revenues has been, and is expected to be, derived from the license of our BusinessWare product. Accordingly, our future operating results will depend on the demand for BusinessWare by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

IF OUR PRODUCT DOES NOT OPERATE WITH THE MANY HARDWARE AND SOFTWARE PLATFORMS USED BY OUR CUSTOMERS, OUR BUSINESS MAY FAIL.

  We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If our product fails to gain broad market acceptance, due to its inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

 . our ability to integrate our product with multiple platforms and existing, or legacy, systems and to modify our product as new versions of packaged applications are introduced;

 . the portability of our product, particularly the number of operating systems and databases that our product can source or target;

 . our ability to anticipate and support new standards, especially Internet standards;

 . the integration of additional software modules under development with our existing product; and

 . our management of software being developed by third parties for our customers or use with our product.

IF WE FAIL TO INTRODUCE NEW VERSIONS AND RELEASES OF OUR PRODUCT IN A TIMELY MANNER, OUR REVENUES MAY DECLINE.

  We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of our BusinessWare product. To date, these delays have not had a material impact on our revenues. If new releases or products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and cause customer dissatisfaction. In addition, customers may delay purchases of our product in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

OUR PRODUCT RELIES ON THIRD-PARTY PROGRAMMING TOOLS, LIKE JAVA BY SUN MICROSYSTEMS, AND APPLICATIONS, AND IF WE LOSE ACCESS TO THESE TOOLS AND APPLICATIONS, OR ARE UNABLE TO MODIFY OUR PRODUCT IN RESPONSE TO CHANGES IN THESE TOOLS AND APPLICATIONS, OUR REVENUES COULD DECLINE.

  Our programs utilize Java programming technology provided by Sun Microsystems. We also depend upon access to the interfaces, known as "APIs," used for communication between external software products and packaged application software. Our access to APIs of third-party applications are controlled by the providers of these applications. If the application provider denies or delays our access to APIs, our business may be harmed. Some application providers may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their APIs. In addition, we license technology related to the connectivity of our product to third-party database and other applications. Loss of the ability to use this technology, delays in upgrades, or failure of these third parties to support these technologies, could cause our revenues to decline.

WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY IF NEW VERSIONS AND RELEASES OF OUR PRODUCT CONTAIN ERRORS OR DEFECTS.

  Our product and its interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction which has resulted in additional research and development expenses. To date, these additional expenses have not been material. For example, we discovered problems with respect to the ability of software written in Java to run sufficiently fast to meet the needs of users in some high performance applications. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. We may in the future discover errors, including Year 2000 compliance errors and additional performance limitations, in new releases or new products after the commencement of commercial shipments. Since many customers are using our product for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

OUR GROWTH CONTINUES TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES AND IF WE FAIL TO MANAGE OUR GROWTH OUR ABILITY TO MARKET AND SELL OUR PRODUCT AND DEVELOP NEW PRODUCTS MAY BE HARMED.

  We must plan and manage our growth effectively in order to offer our product and services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has and will continue to place a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We continue to increase domestically, and to a lesser extent internationally, the scope of our operations, and have added a number of employees. For us to effectively manage our growth, we must continue to do the following:

 . improve our operational, financial and management controls;

 . improve our reporting systems and procedures;

 . install new management and information control systems; and

 . expand, train and motivate our workforce.

  In particular, we are currently migrating to a new accounting software package designed to allow greater flexibility in reporting and tracking results. In addition, we are implementing new management information systems, including sales and marketing management and human resources management software. If we fail to install this software in an efficient and timely manner, or if the new systems fail to adequately support our level of operations, then we could incur substantial additional expenses to remedy these failures.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE, OUR PRODUCT MAY BE RENDERED OBSOLETE AND OUR OPERATING RESULTS MAY SUFFER.

  Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing product will be rendered obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have also found that the technological life cycle of our product is difficult to estimate. We believe that we must continue to enhance our current product while we concurrently develop and introduce new products that anticipate emerging technology standards and keep pace with competitive and technological developments. Failure to do so will harm our ability to compete. As a result, we are required to continue to make substantial product development investments.


WE DEPEND ON THE INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ELECTRONIC COMMERCE. IF THE USE OF THE INTERNET AND ELECTRONIC COMMERCE DOES NOT GROW AS ANTICIPATED, OUR REVENUES COULD DECLINE AND OUR BUSINESS WILL BE SERIOUSLY HARMED.

  We depend on the increased acceptance and use of the Internet as a medium for electronic commerce and the adoption by businesses of eBusiness solutions. Rapid growth in the use of the Internet is a recent occurrence. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WE MAY LOSE THESE RIGHTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED.

  We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitor's products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our product is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

IF OUR SOURCE CODE IS RELEASED TO OUR CUSTOMERS, OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS COULD BE JEOPARDIZED AND OUR REVENUES COULD DECLINE.

  Some of our license agreements require us to place the source code for our product in escrow. These agreements generally provide these customers with a limited, non-exclusive license to use this code if:

 . we fail to provide the product or maintenance and support;

 . we cease to do business without a successor; or

 . there is a bankruptcy proceeding by or against Vitria.

Our revenues could decline and our business could be seriously harmed if customers were granted this access.

OUR PRODUCT COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS CAUSING COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

  We expect that third parties may claim that we have infringed their current or future intellectual property rights. We expect that software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment or cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms or license a substitute technology or redesign our product to avoid infringement, our business would be harmed. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed to us or are using confidential or proprietary information.

WE MAY NOT SUCCESSFULLY ENTER INTERNATIONAL MARKETS OR GENERATE SIGNIFICANT PRODUCT REVENUES ABROAD, WHICH COULD RESULT IN SLOWER REVENUE GROWTH AND HARM OUR BUSINESS.

  To date, we have not generated any revenue from sales outside of the United States. We have recently opened an office in the United Kingdom and intend to establish additional offices in Europe. If we fail to sell our product in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully establish international operations.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE, THIRD-PARTY EQUIPMENT OR OUR INTERNAL OPERATING SYSTEMS COULD REDUCE OUR FUTURE REVENUES AND INCREASE
OUR EXPENSES.

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates, and the failure to do so could result in the loss of revenues. The Year 2000 computer issue creates the following risks for us:

 . our product could fail due to processing errors caused by unanticipated inaccurate calculations with respect to the Year 2000;

 . third party hardware and software used with our product could experience
    Year 2000 compliance problems which are wrongly attributed to us;

 . our customers, partners or suppliers could experience Year 2000 problems;
    and

 . our current customers could reevaluate their current system needs and, as a result, consider switching to other systems and suppliers.

If any of these events occur, it could reduce our future revenues and increase our expenses. For a further discussion of Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness."

                                    PART II
                               OTHER INFORMATION

1.  Legal Proceedings.

None.

2.  Changes in Securities and Use of Proceeds

On September 16, 1999, Vitria commenced the initial public offering, at $16.00 per share, of 3,450,000 shares of common stock, including 450,000 shares subject to the underwriters overallotment option pursuant to a registration statement on Form S-1 (Commission File No. 333-81297) declared effective on September 16, 1999. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc., and SoundView Technology Group. The aggregate offering price of the shares offered by Vitria was $55,200,000, less underwriting discounts and commissions of $3,864,000 and expenses of approximately $1,359,000. The proceeds are to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional research and development, sales and marketing efforts.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

By written consent dated as of June 22, 1999 our stockholders approved the following proposals:

-  A proposal to approve our reincorporation in the State of Delaware;

- A proposal to approve amendment of our Certificate of Incorporation to amend the authorized capital of Vitria to consist of 250,000,000 shares of common stock and 5,000,000 of preferred stock at the closing of the initial public offering;

- A proposal to amend and restate our 1995 Equity Incentive Plan as the 1999 Equity Incentive Plan to provide for annual increases to the number of shares of common stock reserved for issuance thereunder;

-  A proposal to approve the amendment of our 1998 Executive Incentive
   Plan to provide for annual increases to the number of shares of common stock reserved for issuance thereunder;

-  A proposal to approve the adoption of our 1999 Employee Stock
   Purchase Plan; and

- A proposal to approve the form of Indemnity Agreement for use as an agreement between Vitria and each of our executive officers and directors.

Shares Voting:
For:                26,187,627
Against:                     0
Abstaining:          1,136,695

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

27.1.  Financial Data Schedule

b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 1999.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 1999          Vitria Technology, Inc.

                           By /s/ Paul R. Auvil, III
                              -------------------
                           Paul R. Auvil, III
                           Vice President, Finance, Chief Financial Officer and Secretary