Form 10-K405
period 1999-12-31
VITRIA TECHNOLOGY INC
filed 2000-03-09
CIK 1050808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from  _____________ to  _____________

                             Commission file number
                                    0-27207
                               ----------------

                            VITRIA TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0386311
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                               945 Stewart Drive
                              Sunnyvale, CA 94086

         (Address, including zip code, of principal executive offices)

       Registrant's telephone number, includes area code: (408) 212-2700

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 14, 2000 was approximately: $2,613,508,319. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.

   Number of shares of common stock outstanding as of January 14, 2000: 61,750,992

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference portions of its Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed by April 21, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            VITRIA TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
                                   PART I
Item 1. Business.............................................................    3
Item 2. Properties...........................................................   11
Item 3. Legal Proceedings....................................................   11
Item 4. Submission of Matters to a Vote of Security Holders..................   11
Executive Officers of the Registrant.........................................
                                   PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.....................................................................   12
Item 6. Selected Financial Data..............................................   13
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.......................................................   14
Item 7a. Quantitative and Qualitative Disclosures About Market Risk..........   20
Item 8. Financial Statements and Supplementary Data..........................   29
Item 9. Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure........................................................   29
                                  PART III
Item 10. Directors and Executive Officers of the Registrant..................   30
Item 11. Executive Compensation..............................................   31
Item 12. Security Ownership of Certain Beneficial Owners and Management......   32
Item 13. Certain Relationships and Related Transactions......................   32
                                   PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   33
Signatures...................................................................   34

                                      (i)

                           FORWARD-LOOKING STATEMENTS

   This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: risk as related to market acceptance of Vitria's product, deployment delays or errors associated with these products, hardware platform incompatibilities, reliance on a limited number of customers for a majority of revenue, need to maintain and enhance certain business relationships with system integrators and other parties, ability to manage growth, activities by Vitria and others regarding protection of proprietary information, release of competitive products and other actions by competitors, Year 2000 problems and economic downturns in either domestic or foreign markets. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward- looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The business risks on pages 21 through 29, among other things, should be considered in evaluating our prospects and future financial performance.

                                     PART I

ITEM 1. BUSINESS

Overview

   We are a leading provider of eBusiness infrastructure software. Our product, BusinessWare, provides the infrastructure which enables incompatible information technology systems to exchange information over corporate networks and the Internet. BusinessWare enables this exchange to take place automatically, without human intervention. This eliminates manual entry of information into multiple IT systems, and eliminates the need to manually exchange information with customers and business partners using phone, facsimile or mail. BusinessWare is designed to provide business managers with a software infrastructure that gives them complete control and visibility of their business operations, enabling them to reduce time to market, rapidly respond to change, and manage the growing complexity of business interactions with partners and customers.

   We have initially targeted the telecommunications, business services, manufacturing and financial services industries. To date, we have licensed BusinessWare to over 70 companies, including American Century, CableVision, Covad, Deutsche Bank, Duke Energy, FedEx, Fujitsu PC, Inacom, Level 3, NorthPoint Communications, Rhythms NetConnections, 3Com, WebLink Wireless and Verio. We intend to expand our position in our current markets and leverage this position to penetrate other markets. As part of our strategy to establish BusinessWare as the leading software infrastucture product for eBusiness, we have developed strong working relationships with leading system integrators, including Andersen Consulting, Deloitte Consulting and Electronic Data Systems. In addition, Vitria develops products targeted at specific industries and built on BusinessWare.

Vitria Solution

   Vitria is a leading provider of eBusiness infrastructure software. BusinessWare enables companies to automate business processes across the extended enterprise and integrates the underlying IT systems that must work together to support these processes.

   BusinessWare combines in a single solution the four elements that we believe are essential for eBusiness infrastructure software:

  (1) Business Process Automation--Empowers business users to define, manage and automate business processes through a graphical modeling environment;

  (2) Internet-Based Communications--Exchanges business information between a company and its partners and customers in a secure and reliable fashion using Internet standards;

  (3) Application Integration--Integrates the internal and external IT systems that implement business process steps across the extended enterprise; and

  (4) Real-Time Analysis--Gathers key business and process information in real time, analyzes the data in real time, and selectively uses the results to automatically change business processes.

   Once customers use BusinessWare to define their business process models and integrate the underlying IT systems, BusinessWare automatically controls the flow of information across the IT systems as specified by the process models. BusinessWare continuously analyzes the customer's business processes and can automatically change the processes in response to this analysis. This capability allows companies to transform the information flowing through their IT systems into "actionable intelligence" that enables business managers to optimize their business operations.

   BusinessWare allows customers to solve their eBusiness problems using graphical models rather than developing custom programs. Rather than writing software programs, business managers can create visual diagrams of business processes, called "process models," using a point-and-click user interface. BusinessWare then translates these process models into software programs that automate the flow of information across a company's underlying IT systems. Our graphical process models are "directly executable," which means that they can be deployed immediately, without programming by IT personnel.

   We believe that BusinessWare provides the following benefits to customers:

   Easy for Business Managers to Use. The combination of our graphical process modeling and automation functionality with our robust application integration foundation, allows customers to focus on the business objectives of eBusiness rather than the mechanics of solution implementation.

   Reduces Time to Market. We enable customers to reduce their time to market by allowing them to graphically define and automate new business processes to support the delivery of new products and services.

   Leverages IT Investment. We help companies to preserve and leverage the substantial IT investment they have made by allowing them to assemble eBusiness solutions using their existing IT systems.

   Allows Rapid Response to Change. We enable customers to graphically model their existing business processes, and then continuously refine and optimize them as business conditions change over time. To change a business process, managers simply change the associated graphical model.

   Provides a Comprehensive Solution. BusinessWare combines the four elements of an eBusiness infrastructure software product in a single comprehensive solution. This eliminates the need for our customers to purchase and integrate separate solution components from multiple vendors.

   Scales to Support High Transaction Volumes and Distributed Deployment. Our product features an architecture that uses the same distributed processing principles as those used on the Web. Unlike alternative "hub-and-spoke" architectures that are optimized for single site deployment, our "federated" architecture allows customers to incrementally add servers to support increasing loads, without adding administrative complexity.

   Enables Mission-Critical Deployments. The importance of our customers' eBusiness initiatives demand that our software meets high standards for performance, security and reliability. BusinessWare has been designed for superior performance to accommodate the high transaction volumes enabled by the Internet. In addition, our solution was designed to ensure secure communication of business information across the extended enterprise using rigorous authentication and data encryption technologies. BusinessWare provides high availability through multiple server redundancy and automatic failover to backup systems.
Strategy

   Our objective is to establish BusinessWare as the leading infrastructure software product for real-time eBusiness. Key elements of our strategy to achieve this objective include:

   Leverage and Expand Strategic Alliances. We intend to leverage our relationships with leading system integrators, including Andersen Consulting, Deloitte Consulting and EDS, to extend our reach and provide comprehensive solutions to our customers. System integrators help our customers deploy and install our product. We have established a group to focus exclusively on strengthening and expanding these relationships. We believe these firm's relationships with the most senior levels of management facilitate access to strategic projects which often generate large commitments from our customers and can reduce the length of our sales cycles. In addition, we believe the software deployment expertise and industry knowledge of system integrators shortens the implementation time of our product and helps us to secure add-on business.

   Develop Market-Focused Solutions. We are developing packaged eBusiness solutions built on BusinessWare which capture and automate business processes used widely in specific industries. We intend to leverage the industry expertise of our system integrator partners and our customers to rapidly build these market-focused solutions. We believe customers and partners will derive significant time-to-market benefits and reduce their implementation and maintenance costs by deploying these out-of-the-box business solutions. This strategy also provides us with additional revenue opportunities while reducing our internal development costs.

   Expand Product and Technology Leadership. We have established an infrastructure software product that combines business process automation, Internet-based communications, application integration, and real-time analysis in a single unified environment. We intend to continue to introduce innovative products which enable our customers to rapidly deploy complex business solutions and extend their enterprise easily and cost-effectively. We also intend to extend our technological leadership by continuing to invest significantly in research and development. We have assembled a team of prominent developers and engineers with expertise in Internet communication protocols, messaging technologies, and enterprise software and have established a corporate culture which fosters continuous product innovation. In addition, by promoting and embracing emerging Internet standards, we intend to facilitate the broad acceptance of our product.

   Target Fast-Growing Vertical Markets. To date, we have targeted the telecommunications, business services, manufacturing and financial services industries. These markets are characterized by high rates of growth, dynamic business processes and rapid adoption of eBusiness solutions. We intend to expand our position in these markets and leverage this position to target other markets.

   Extend Relationships with Customers. The strategic importance of BusinessWare to our customers allows us to develop relationships with their senior decision makers. This visibility to senior management and a focused implementation approach facilitate the rapid adoption and deployment of BusinessWare throughout the organization. We intend to leverage these relationships as we introduce new products and services. Additionally, because BusinessWare is used by companies to automate and manage their interactions across their extended enterprise, we are introduced to opportunities with our customers' business partners.

Products

   BusinessWare is an eBusiness infrastructure software product designed to provide customers with a comprehensive infrastructure for rapidly capitalizing on the eBusiness opportunity. The BusinessWare product is illustrated and summarized below:

[Graphic: Depicts the components of the Vitria product including the following:

   BusinessWare Modeler. The Modeler is BusinessWare's process modeling component. Business managers use the Modeler to create graphical models of their business processes using a point-and-click interface. These process models provide an intuitive visual representation of interdependent processing steps. Users can add business rules to each processing step to provide additional modeling flexibility. Once specified and saved in the BusinessWare Repository, process models can be directly executed by the BusinessWare Automator. The Modeler supports advanced modeling constructs that allow users to define and manage complex, real-world business processes. The Modeler supports Unified Modeling Language, the industry standard for business process modeling and automation.

   BusinessWare Server. The BusinessWare Server provides the host environment for five functional components: Automator, Analyzer, Communicator, Connector and Transformer. The BusinessWare Server is designed to provide a set of common services that are shared by each of these components:

  . Security: provides rigorous support for authentication, data encryption and access control.

  . Transaction management: ensures the integrity of business processes and related updates to underlying IT systems.

  . Persistence: provides automatic recovery in the event of system or network failures.

  . Repository: stores and manages all BusinessWare metadata, such as process models.

   BusinessWare Automator. Automator is BusinessWare's process automation component. It executes the business process models defined by users in the Modeler and stored in the BusinessWare Repository. Automator automates business processes by coordinating the flow of information among the underlying IT systems.

   BusinessWare Analyzer. Analyzer selectively gathers and analyzes business and process information throughout the extended enterprise. Analyzer provides business managers rapid access to key statistics, such as the number of on-time shipments, which they use to manage their business. Analyzer also helps companies to rapidly identify processing bottlenecks, thus providing them with the information they need to support their continuous process improvement efforts. Analyzer's results can be automatically fed back into Automator to change business processes in real time.

   BusinessWare Communicator. Communicator provides the communications backbone that ties together all of the BusinessWare components and the IT systems that they integrate. Communicator provides fast and secure information delivery and allows the customer to choose between multiple quality of service options such as guaranteed delivery or best effort. Communicator supports Internet standards, including HTTP and XML. Communicator is designed to interoperate with third-party messaging products.

   BusinessWare Connectors and Transformers. Connectors and Transformers together provide BusinessWare's application integration functionality, enabling heterogeneous IT systems to exchange information.

  . Connectors translate business information to Internet standards, such as XML. We provide off-the-shelf Connectors for a number of popular packaged applications, messaging systems and databases. We also provide a toolkit that enables customers to rapidly develop Connectors for custom or legacy systems.

  . Transformers map data structures from one IT system to another. In addition to our own transformation components, customers have the option to augment their BusinessWare solution with transformation products from third parties.

   BusinessWare Administrator. Administrator is BusinessWare's graphical systems management and monitoring component. Administrator allows systems administrators to perform local and remote administration from any BusinessWare server.

Customers

   We have initially targeted the telecommunications, business services, manufacturing and financial services industries. As of December 31, 1999, over 70 customers had licensed BusinessWare, including the following representative list of current customers who have purchased $250,000 or more of licenses and related services:

A.B. Watley, Inc.
Advanced Radio Telecom Corp.
Allied Riser Communications Corporations
American Century Services Corporation
@Link Network, Inc.
CableVision Systems Corporation
Citizens Telecom Services Company, LLC
Covad Communications Company
Deutsche Bank AG
Digital Microwave Corporation
Duke Energy Corporation
Federal Express Corporation
FirstWorld Communications, Inc.
Fujitsu PC Corporation
Hewitt Associates LLC
ICG Communications, Inc.
Inacom Corporation
KPMG LLP
Level 3 Communications, Inc.
MVX.com
NET-tel Corporation
NextLink Communications, Inc.
NorthPoint Communications, Inc.
PSI.Net, Inc.
Rhythms NetConnections Inc.
Southern California Edison
Telstra Corporation Ltd
3Com Corporation
2-Wire, Inc.
WebLink Wireless, Inc.
Verio, Inc.

Sales and Marketing

   We license our product and sell services primarily through our direct sales organization, complemented by the selling and support efforts of our system integrators and other strategic partners. As of December 31, 1999, our sales force consisted of sales professionals and technical sales engineers located in sixteen domestic locations and offices in the United Kingdom and Japan. We have sales offices in the greater metropolitan areas of Atlanta, Austin, Boca Raton, Boston, Burbank, Chicago, Cincinnati, Dallas, Denver, Houston, Irvine, Minneapolis, New York City (two offices), San Jose, St. Louis, Washington D.C., London, England and Tokyo, Japan. System engineers who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals. We plan to significantly expand the size of our direct sales organization and to establish additional sales offices domestically and internationally.

   Our sales process requires that we work closely with targeted customers to identify short-term technical needs and long-term goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. In many cases, we collaborate with our customers' senior management team, including the chief executive officer, chief information officer and chief financial officer, to develop mission-critical applications. The level of customer analysis and financial commitment required for many of our product implementations has caused our sales cycle to range from two to nine months.

   We focus our marketing efforts on educating potential customers, generating new sales opportunities, and creating awareness of our product and their applications. We conduct a variety of marketing programs to educate our target market, including seminars, trade shows, direct mail campaigns, press relations, and industry analyst programs.

Strategic Relationships

   To enhance the productivity of our sales and service organizations, we have established relationships with system integrators, value-added resellers and complementary technology vendors.

   System Integrators. We have established strategic relationships with a number of leading system integrators including Andersen Consulting, Deloitte Consulting and EDS. Many of our system integrators have deep relationships across a broad range of enterprise customers and our relationships with these system integrators often enable us to reach key decision makers within these enterprises more quickly, thus reducing sales cycles. Working with system integrators enables us to leverage our service organization and shorten solution implementation time. In addition, by leveraging our partners' domain expertise, we can more effectively and rapidly build custom templates which codify business process solutions for vertical markets.

   Value-Added Resellers. We also market BusinessWare through value-added resellers or "VARs." VARs enable us to seed the market with specific pre-packaged solutions built on the BusinessWare platform. Many of these VARs specialize in providing solutions to particular industries including telecommunications and financial services. We intend to leverage our VARs' industry expertise to deliver solutions that accelerate our penetration in key markets.

   Complementary Technology Vendors. We also work with leading application software, database and hardware vendors to ensure compatibility of BusinessWare with their software and hardware. We have relationships with leading companies including Clarify, Inc., Hewlett-Packard Company, IBM, Informix Corp., Microsoft Corporation, Oracle Corp., Portal Software, Inc., Siebel Systems, Inc., Sun Microsystems Inc., Sybase Inc. and The Vantive Corporation.

Service and Support

   The primary function of our professional services organization is to facilitate the implementation of our product by system integrators. We provide services directly to our customers and to system integrators for

BusinessWare project planning, implementation and performance. Our professional services organization works closely with system integrators to train their personnel in the design and implementation of our product.

   Customer support is available by telephone and over the Internet seven days a week, 24 hours a day. Our education services group delivers education and product training to our customers and strategic partners, concerning the design of business solutions using BusinessWare, as well as the technical aspects of deployment, use and maintenance. Our professional service and customer support organizations consisted of 57 employees as of December 31, 1999.

Research and Development

   As of December 31, 1999, our engineering group consisted of 92 employees, divided into the following groups:

  Product Development. Our product development teams are organized around components of BusinessWare. Each component is developed independently in order to speed design and testing. Development of the customer interface is centralized, with the goal of creating a consistent and unified product look and feel.

  Advanced Research. Our advanced research group works independently from our product development teams to research and develop advanced architectures and technologies. This group also closely monitors developments in industry standards related to eBusiness, Internet technologies, operating systems, networks and software applications.

  Quality Assurance and Platform Support. This group designs and manages a process designed to identify and prevent software defects throughout the development cycle.

  Documentation. This group is responsible for creating and maintaining customer and system integrator documentation for our products.

   Research and development expenses, together with expenditures under NIST grants, were $1.4 million in 1996, $2.1 million in 1997, $5.6 million in 1998 and $11.9 million in 1999.

Competition

   The market for our product is competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. We believe that eBusiness infrastructure software must address four requirements: (1) business process automation, (2) Internet-based communications, (3) application integration, and (4) real-time analysis. We believe BusinessWare's ability to address all four requirements is an important differentiating factor. Most competitive products focus on either application integration or communications. Enterprise application integration software from companies such as Active Software, Inc., CrossWorlds Software, Inc. and New Era of Networks, Inc. focuses on integrating IT systems. Messaging software from companies such as IBM and Tibco Software Inc. focuses on inter-application communications. Customers could extend any of these products to support business process automation by writing custom programs. However, we believe that none of our competitors' products offer model driven business process automation or real-time analysis. With model driven business process automation, business users can define and manage their business processes using visual representations created using a graphical user interface. In the future, these companies may expand the breadth of their product offerings, including business process automation and real-time analysis. In this event, we could face greater competition and our business could be seriously harmed. In addition, "in house" information technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality of our BusinessWare product. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. We may in the future also encounter competition from major enterprise software developers including Oracle Corporation, PeopleSoft, Inc., SAP AG, and Microsoft Corporation.

We believe that the principal competitive factors in our market include:

  .  the breadth and depth of solutions;

  .  product quality and performance;

  .  ability of products to operate with multiple software applications;

  .  ability to implement solutions;

  .  customer service;

  .  relationship with system integrators;

  .  establishment of a significant base of reference customers;

  .  strength of core technology; and

  .  product price.

   Although we believe that our solutions compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

Intellectual Property and Other Property Rights

   Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws to accomplish these goals.

   We license BusinessWare pursuant to non-exclusive license agreements which impose restrictions on customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

   We have four U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent application. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

   Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

   It is also possible that third parties will claim that we have infringed their current or future products. We expect that eBusiness developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

   As of December 31, 1999, we had a total of 290 employees, including 92 in research and development, 109 in sales and marketing, 57 in customer support, professional services and training, and 32 in administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

   Our principal sales, marketing, research and development and administrative offices are currently located in approximately 108,000 square feet in Sunnyvale, California. Our leases will expire in August 2003 and October 2007.

ITEM 3. LEGAL PROCEEDINGS

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "VITR." Public trading of our common stock commenced on September 16, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market.

Quarter Ended                                                       High    Low
-------------                                                      ------- -----
September 30, 1999................................................ $ 25.31 15.78
December 31, 1999................................................. $136.50 19.69

   As of December 31, 1999, there were approximately 225 stockholders of record of our common stock. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends.

Recent Sales of Unregistered Securities

   We have sold and issued the following unregistered securities during the period covered by this report:

  (1) From January 1999 through December 31, 1999, we granted stock options to purchase 6,677,200 shares to employees, consultants and directors pursuant to our 1999 Equity Incentive Plan and 1998 Executive Incentive Plan. Of these stock options, 655,980 shares have been canceled without being exercised, 2,499,206 shares have been exercised, 1,292,600 shares of common stock and 9,475 shares of Series C preferred stock have been repurchased and 7,276,014 shares remain outstanding.

  (2) From October 1998 to January 1999, we issued an aggregate of 2,843,533 shares of Series C preferred stock to 39 purchasers at a purchase price of $4.02 per share, for an aggregate purchase price of $11,431,003. All shares of Series C preferred stock were converted into shares of common stock at the rate of one share of common stock for each share of Series C preferred stock owned upon completion of the initial public offering.

  (3) In January 1999, we issued an aggregate of 15,000 shares of common stock to 1 purchaser at $0.35 per share, for an aggregate purchase price of $5,250.

  (4) In May 1999, we issued an aggregate of 1,003,980 shares of Series D preferred stock to 17 purchasers at a purchase price of $4.50 per share for an aggregate purchase price of $4,517,910. All shares of Series D preferred stock were converted into shares of common stock at the rate of one share of common stock for each share of Series D preferred stock owned upon completion of the initial public offering.

   All common stock numbers have been retroactively adjusted to reflect the December 1999 stock split.

   The sales and issuances of securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 of the Securities Act in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

   The sales and issuances of securities described in paragraphs (3) through
(4) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 4(2), Regulation D or Regulation S promulgated thereunder. With respect to the grant of stock options and restricted stock awards described in paragraph (1), an exemption from registration was unnecessary in that none of the transactions involved a "sale" of securities as this term is used in Section 2(3) of the Securities Act.

   Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. Similar legends were imposed in connection with any subsequent sales of any of these securities. All recipients either received adequate information about us or had access, through employment or other relationships, to the information.

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on September 16, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-81297) declared effective on September 16, 1999. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston, Merrill Lynch & Co., Robertson Stephens and SoundView Technology Group (the "Underwriters"). In the offering, we sold an aggregate of 6,900,000 shares of our common stock for an initial price of $8.00 per share. The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.2 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were $50.0 million. As of December 31, 1999, none of the net proceeds had been used. The net proceeds were invested in commercial paper, mutual funds and money market funds.

ITEM 6. SELECTED FINANCIAL DATA

                                              Year Ended December 31,
                                        ---------------------------------------
                                         1995   1996   1997    1998      1999
                                        ------  ----- ------  -------  --------
                                          (in thousands, except per share
                                                       data)
Statement of Operations Data:
Revenues:
 License..............................  $   --  $  -- $  955  $ 5,198  $ 21,790
 Service..............................     376  1,042  1,425    1,633     8,539
 Government grant.....................      --    984  1,255      796     1,212
                                        ------  ----- ------  -------  --------
 Total revenues.......................     376  2,026  3,635    7,627    31,541
                                        ------  ----- ------  -------  --------
Cost of revenues:
 License..............................      --     --     18       --       407
 Service..............................      15    183    338    2,109     6,103
 Government grant.....................      --    984  1,255      796     1,212
                                        ------  ----- ------  -------  --------
 Total cost of revenues...............      15  1,167  1,611    2,905     7,722
                                        ------  ----- ------  -------  --------
Gross profit..........................     361    859  2,024    4,722    23,819
                                        ------  ----- ------  -------  --------
Operating expenses:
 Sales and marketing..................      --     80  1,143    6,572    20,009
 Research and development.............     575    397    841    4,794    10,736
 General and administrative...........      37    147    695    1,807     3,991
 Amortization of stock-based
  compensation........................      --     --     --    1,424     4,525
                                        ------  ----- ------  -------  --------
 Total operating expenses.............     612    624  2,679   14,597    39,261
                                        ------  ----- ------  -------  --------
Income (loss) from operations.........    (251)   235   (655)  (9,875)  (15,442)
Interest and other income.............      14      8     75      306     1,336
                                        ------  ----- ------  -------  --------
Net income (loss).....................    (237)   243   (580)  (9,569)  (14,106)
Deemed preferred stock dividend.......      --     --     --       --    (1,908)
                                        ------  ----- ------  -------  --------
Net income (loss) available to common
 stockholders.........................  $ (237) $ 243 $ (580) $(9,569) $(16,014)
                                        ======  ===== ======  =======  ========
Net income (loss) per share available
 to common stockholders:
 Basic................................  $(0.02) $0.02 $(0.03) $ (0.40) $  (0.42)
 Diluted..............................  $(0.02) $0.01 $(0.03) $ (0.40) $  (0.42)

                                                 Year Ended December 31,
                                           -----------------------------------
                                           1995   1996   1997   1998    1999
                                           ----- ------ ------ ------- -------
                                             (in thousands, except per share
                                                          data)
Weighted average shares used in
 computation of net income (loss) per
 share available to common stockholders:
 Basic.................................... 9,686 14,088 19,830  24,006  37,874
 Diluted.................................. 9,686 27,670 19,830  24,006  37,874
                                                      December 31,
                                           -----------------------------------
                                           1995   1996   1997   1998    1999
                                           ----- ------ ------ ------- -------
                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents................. $ 128 $  399 $9,138 $12,792 $52,218
Working capital...........................   179    585  9,762  12,336  54,237
Total assets..............................   252    961 11,141  20,000  86,494
Deferred revenue..........................    --     --    223   2,874  15,627
Stockholders' equity......................   241    636 10,099  13,391  59,450


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Vitria was incorporated in October 1994. We initially generated revenues exclusively through consulting contracts with third parties and government grants from the National Institute of Standards and Technology, or NIST. In June 1997, we commercially released our first product. With the initial release of this product, we accelerated the development of our sales and marketing organizations. We have incurred significant losses since inception, and as of December 31, 1999, we had an accumulated deficit of $24.3 million.

   We derive revenues from three sources: licenses, services, and government grants. Since the introduction of our product in 1997, licenses have become our primary source of revenue. Our product is typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications managed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed and determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenue.

   Service revenues include product maintenance, consulting and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student basis and recognized as the classes are attended.

   We have received government grants to conduct research and development on emerging technologies. These grants permit us to be reimbursed for costs related to these activities. We recognize revenues from these grants as the research is performed and qualifying costs are incurred.

   We market our product through our direct sales force, and augment our marketing efforts through relationships with system integrators, value-added resellers and technology vendors. While our revenues to date have been derived primarily from accounts in the United States, we opened an office in the United Kingdom in June 1999 and plan to expand further into Europe and Asia. We opened an office in Japan in January 2000.

During 1999, we recognized approximately 3% of our revenue from customers outside the United States. We believe international revenues will represent a more meaningful component of our total revenues as our operations grow. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycle of our customers.

   A relatively small number of customers account for a significant portion of our total revenues. As a result, the loss or delay of individual orders can have a significant impact on our revenues. In 1998, sales to our ten largest customers accounted for 86% of total revenues. In 1998, revenues from Level 3, KPMG and NIST accounted for 30%, 12% and 10% of total revenues. In 1999, revenues from Sprint accounted for 11% of total revenues. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products.

   We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest significantly in sales, marketing and research and development and expect to incur operating losses for at least the next eighteen months. Our operating expenses are relatively fixed and are based on anticipated revenue trends; a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and could result in unforeseen losses. Fees from contracts that do not meet our revenue recognition policy requirements are recorded as deferred revenues. While a small portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

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

  . customer budget cycles and changes in these budget cycles; and

  . costs related to acquisition of technologies or businesses.

   As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.

Results Of Operations

   The following tables set forth statement of operations data for each of the eight quarters ended December 31, 1999, as well as the percentage of our total revenues represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this annual report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

                          Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                          --------   --------   ---------  --------   --------   --------   ---------  --------
                            1998       1998       1998       1998       1999       1999       1999       1999
                          --------   --------   ---------  --------   --------   --------   ---------  --------
                                                       (in thousands)
Statement of Operations
 Data:
Revenues:
 License................  $   139    $   888     $ 1,643   $ 2,528    $ 3,487    $ 3,691     $ 5,209   $ 9,403
 Service................      151        111         279     1,092      1,472      2,158       2,293     2,616
 Government grant.......      371         54         121       250        250        450         333       179
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total revenues.........      661      1,053       2,043     3,870      5,209      6,299       7,835    12,198
                          -------    -------     -------   -------    -------    -------     -------   -------
Cost of revenues:
 License................       --         --          --        --         62        122         101       122
 Service................      122        198         540     1,249      1,294      1,360       1,528     1,921
 Government grant.......      371         54         121       250        250        450         333       179
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total cost of
  revenues..............      493        252         661     1,499      1,606      1,932       1,962     2,222
                          -------    -------     -------   -------    -------    -------     -------   -------
Gross profit............      168        801       1,382     2,371      3,603      4,367       5,873     9,976
                          -------    -------     -------   -------    -------    -------     -------   -------
Operating expenses:
 Sales and marketing....      701      1,653       1,585     2,633      2,889      3,890       5,089     8,141
 Research and
  development...........      717      1,346       1,369     1,362      1,961      1,922       2,981     3,872
 General and
  administrative........      234        399         617       557        726        875         981     1,409
 Amortization of stock-
  based compensation....      123        215         412       674        867      1,085       1,411     1,162
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total operating
  expenses..............    1,775      3,613       3,983     5,226      6,443      7,772      10,462    14,584
                          -------    -------     -------   -------    -------    -------     -------   -------
Loss from operations....   (1,607)    (2,812)     (2,601)   (2,855)    (2,840)    (3,405)     (4,589)   (4,608)
Interest and other
 income.................       91         69          56        90        129        105         331       771
                          -------    -------     -------   -------    -------    -------     -------   -------
Net loss................  $(1,516)   $(2,743)    $(2,545)  $(2,765)   $(2,711)   $(3,300)    $(4,258)  $(3,837)
                          =======    =======     =======   =======    =======    =======     =======   =======
As a Percentage of Total
 Revenues:
Revenues:
 License................       21%        84%         80%       65%        67%        59%         67%       77%
 Service................       23         11          14        28         28         34          29        22
 Government grant.......       56          5           6         7          5          7           4         1
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total revenues.........      100        100         100       100        100        100         100       100
                          -------    -------     -------   -------    -------    -------     -------   -------
Cost of revenues:
 License................       --         --          --        --          1          2           1         1
 Service................       19         19          26        32         25         22          20        16
 Government grant.......       56          5           6         7          5          7           4         1
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total cost of
  revenues..............       75         24          32        39         31         31          25        18
                          -------    -------     -------   -------    -------    -------     -------   -------
Gross profit............       25         76          68        61         69         69          75        82
                          -------    -------     -------   -------    -------    -------     -------   -------
Operating expenses:
 Sales and marketing....      106        157          78        68         55         62          65        67
 Research and
  development...........      108        128          67        35         38         30          38        32
 General and
  administrative........       35         38          31        15         14         14          12        11
 Amortization of stock-
  based compensation....       19         20          20        17         17         17          18         9
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total operating
  expenses..............      268        343         195       135        124        123         133       119
                          -------    -------     -------   -------    -------    -------     -------   -------
Loss from operations....     (243)      (267)       (128)      (74)       (55)       (54)        (58)      (37)
Interest and other
 income.................       14          7           3         3          3          2           4         6
                          -------    -------     -------   -------    -------    -------     -------   -------
Net loss................     (229)%     (260)%      (125)%     (71)%      (52)%      (52)%       (54)%     (31)%
                          =======    =======     =======   =======    =======    =======     =======   =======

Revenues

   License. License revenues increased from $955,000 in 1997 to $5.2 million in 1998. License revenues increased 319% over 1998 to $21.8 million in 1999. These increases were the result of the growth in the number of licenses to new customers and to higher average transaction size. Our average transaction size has increased due to larger deployments by our customers.

   Service. Service revenues increased from $1.4 million in 1997, to $1.6 million in 1998, and to $8.5 million in 1999. Prior to the introduction of our product in 1997, we partially funded our operations through the provision of custom design services. Throughout 1998, resources were redeployed from custom design services to product support services in support of the newly introduced product. This redeployment resulted in a volatile revenue stream and slower overall growth in service revenues in 1998, as illustrated by the drop in service related revenues in the second quarter of 1998. The substantial increase in service revenues began in the fourth quarter of 1998 due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. These service revenues continued to increase each quarter in 1999 as we supported a number of new deployments of our product.

   Government Grant. Government grant revenues were $1.3 million in 1997, $796,000 in 1998 and $1.2 million in 1999. Revenues vary from quarter to quarter based upon the extent to which our internal development resources are deployed to work on activities covered under the grants. In order to receive reimbursement we must conduct research in accordance with the terms of the grant. We do not expect to receive future government grant revenues other than from existing grants. For a further discussion of these grants, see "Business-- Government Grants".

Cost of Revenues

   License. Cost of license revenues were $407,000 in 1999. Cost of license revenues consists of royalty payments to third parties for technology incorporated in our product. We began incurring royalty payment obligations in the first quarter of 1999 due to the licensing to our customers of a product that incorporated third-party technology.

   Service. Cost of service revenues consists of salaries, facility costs, and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service revenues were $338,000 in 1997, $2.1 million in 1998 and $6.1 million in 1999. As a percentage of our service revenues these costs represented 24% in 1997, 129% in 1998 and 71% in 1999. In the last three quarters of 1998, we hired additional service personnel in anticipation of supporting a larger customer base in future periods. This increased investment, combined with slower service revenue growth during the period, resulted in a substantial increase in the cost of services measured as a percentage of service revenues. Our cost of service revenues increased significantly in dollar amounts, beginning in the fourth quarter of 1998, due to our engagement of a third-party service provider to support our significantly increased activity. Our investment in additional service personnel, which allowed decreased use of third-party service providers, resulted in a positive gross margin in each of the four quarters of 1999. We expect that cost of service revenues will continue to increase in dollar amount as we continue to expand our customer support organization to meet anticipated customer demand.

   Government Grant. Under the terms of the government grants, we receive reimbursements only for costs incurred in connection with related research activities. The employees who work on the grant activities are members of our research and development team. Our work related to these grants varies from quarter to quarter depending on the priorities in the research and development organization. As eligible work is performed by the research and development team, the allowable costs are reclassified from research and development to cost of government grant revenues. Consistent with the grant provisions, these charged costs are exactly equal to the grant revenues recognized.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses increased from $1.1 million in 1997, to $6.6 million in 1998, and to $20.0 million in 1999. Comparing first quarter 1998 with second quarter 1998, sales and marketing costs increased by $952,000. Of this increase $600,000 was attributable to the expansion of our direct sales force, and $280,000 was due to increased spending on promotional activities. The decrease in sales and marketing expenses of $68,000 from the second quarter to the third quarter of 1998 resulted from a $60,000 decrease in marketing personnel expenses due to the departure of several marketing employees and a $168,000 decrease in promotional spending, partially offset by a $170,000 increase in sales personnel expenses. The increase in sales and marketing expenses in dollar amount and as a percentage of total revenues for each quarter in 1999 resulted from hiring additional sales and marketing personnel. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

   Research and Development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. We have not capitalized any software development costs and have expensed all of these costs as incurred. Research and development expenses increased from $841,000 in 1997, to $4.8 million in 1998, and to $10.7 million in 1999. The increase of $4.0 million for 1998 compared to 1997 was attributable to increases of $2.9 million in personnel expenses and $273,000 in consulting fees. In the third quarter of 1999, we hired additional research and development personnel resulting in a corresponding increase in expenses. Our total research and development expenses, which are calculated by combining research and development expenses with cost of government grant revenues, consistently increased on a quarterly basis. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

   General and Administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, professional service fees and allowances for doubtful accounts. These expenses increased from $695,000 in 1997, to $1.8 million in 1998 and to $4.0 million in 1999. The increases from 1997 to 1998 were attributable to increases in personnel expenses, professional service fees and the allowance for doubtful accounts in response to the broadening of our customer base and increasing accounts receivable balances. The increases from 1998 to 1999 were attributable to increases in personnel expenses and professional service fees. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations and the expenses associated with operating as a public company.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a five-year vesting period using the multiple option approach. In connection with the grant of some employee stock options, we recorded aggregate unearned stock-based compensation of $12.7 million through December 31, 1999. We amortized employee stock-based compensation expense of $1.4 million in 1998 and $4.5 million in 1999. We expect to record employee stock-based compensation expenses of approximately, $1.1 million for the quarter ending March 31, 2000, $943,000 for the quarter ending June 30, 2000, $754,000 for the quarter ending September 30, 2000, and $668,000 for the quarter ending December 31, 2000. We anticipate this expense to decrease consistently in future periods. Unearned compensation expense will be reduced for future periods to the extent that options are terminated prior to full vesting. We recorded expenses of $147,000 and $46,000 for the years ended December 31, 1998 and 1999, respectively, in connection with stock issued for services.

   Interest and Other Income. Interest and other income increased to $1.3 million in 1999 from $306,000 in 1998, and $75,000 in 1997. The increase was due to increased interest income and a gain on disposal of fixed assets in 1999.

Provision for Income Taxes

   Our deferred tax assets primarily consist of net operating loss carryforwards, nondeductible allowances and research and development tax credits. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

   As of December 31, 1999, we had net operating loss carryforwards for federal tax purposes of approximately $14.7 million and for state tax purposes of approximately $1.1 million. These federal and state tax loss carryforwards are available to reduce future taxable income and expire at various dates through fiscal 2013.

   Under the provisions of the Internal Revenue Code, some substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.

Liquidity and Capital Resources

   We raised approximately $50.0 million in September 1999 from an initial public offering of 6,900,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. Prior to the offering we had financed our operations through private sales of common and preferred stock, with net proceeds of $27.7 million. As of December 31, 1999, we had $52.2 million in cash and cash equivalents and $54.2 million in working capital with no outstanding long-term debts.

   Net cash used in operating activities were $873,000 in 1997 and $6.8 million in 1998. Net cash generated from operating activities was $1.6 million in 1999. Net cash used to fund operating activities in each of these periods reflect net losses, offset in part by increases in deferred revenues. Our historical business practice is to provide payment terms that range from thirty to ninety days from the invoice date. Payment terms that exceed ninety days are not considered fixed and determinable and revenue is recognized as payments become due. Net cash used in investing activities was $431,000 in 1997, $947,000 in 1998 and $17.8 million in 1999. Investing activities consist primarily of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Net cash generated from financing activities was $10.0 million in 1997, $11.4 million in 1998 and $55.6 million in 1999. Net cash generated from financing activities consists primarily of net proceeds from the issuance of convertible preferred and common stock.

   In December 1999, we amended our Sunnyvale location lease to add an additional building. Lease payments under the amended agreement commenced in December 1999 and continue through 2007, resulting in aggregate lease expenses of approximately $1.0 million per quarter through 2004 and $400,000 from 2005 to 2007.

   In February 2000, we raised approximately $171.2 million from a secondary public offering of shares of our common stock, net of underwriting discounts, commissions and issuance costs. The aggregate proceeds from the offering of 1,500,000 shares at $120 per share were $180.0 million.

   We expect to experience a significant growth in our operating expenses for the forseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents including the net proceeds from the initial public offering and the secondary offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements of for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Recently Issued Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement No. 133" ("SFAS 137") SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

Year 2000 Readiness

   Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates, and the failure to do so could result in the loss of revenues.

   All of our hardware and software systems successfully transitioned to the year 2000. We have not experienced any significant problems as a result of Year 2000 Problems with our own systems or those of our vendors. However, the potential still exists for a non-compliant system, either within Vitria or at a vendor, to malfunction due to the Year 2000 issue and cause a disruption to our business. Due to the uncertain nature of this issue, we can not determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations and financial condition. We believe that, with the successful transition to the year 2000, the possibility of significant interruptions of normal operations should be minimal.

   We originally estimated that total costs for our Year 2000 project, through December 31, 1999, would be $15,000. Actual costs incurred were approximately $9,000. The Company's expenditures consisted primarily of internal payroll costs related to the assessment and correction of internal systems and assessment and communication with vendors. We do not anticipate incurring further costs related to the project.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are developing products in the United States and currently market our product in North America, Europe and Japan. As a result, our financial results could be affected by factors including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our product less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

Exchange Rate Risk

   We consider our exposure to foreign exchange rate fluctuations to be minimal. Currently, all of our arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Business Risks

   In addition to the risks discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the business risks set forth below.

 Risks Related to Vitria

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

   We have incurred substantial losses since inception as we funded the development of our product and technologies, and through our efforts to expand our sales and marketing organization. Our net losses for 1998 were $9.6 million and our net losses for 1999 were $14.1 million. As of December 31, 1999, we had an accumulated deficit of $24.3 million. We intend to continue to invest heavily in sales, marketing and research and development. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. We cannot predict when we will operate profitably, if at all.

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

   A relatively small number of customers account for a significant portion of our total revenues. In 1998, sales to our ten largest customers accounted for 86% of total revenues. In 1999, sales to our ten largest customers accounted for 49% of total revenues. In 1998, sales to Level 3 accounted for 30% of total revenues, and sales to KPMG accounted for 12% of total revenues. In 1999, sales to Sprint accounted for 11% of total revenues.

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

   We expect to continue to direct our sales and marketing efforts toward companies in the telecommunications and financial services industries. Sales to customers in the telecommunications and financial services industries accounted for 57% of total revenues in 1998 and 81% of total revenues in 1999. If we fail to penetrate these vertical markets our operating results may suffer. Given our limited market penetration, the high degree of competition and the rapidly changing environment in these industries, there is no assurance that we will be able to continue sales in these industries at current levels. In addition, we intend to market our product in new vertical markets. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

If we are not successful in developing packaged versions of our product, our ability to increase future revenues could be harmed.

   We intend to develop packaged versions of our product which incorporate business processes of specific industries. This presents technical challenges and will require collaboration with system integrators and the commitment of significant resources. If we are not successful in developing these targeted products or these products do not achieve market acceptance, our ability to increase future revenues could be harmed.

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

   We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms If our product fails to gain broad market acceptance, due to its inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

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

   We must plan and manage our growth effectively in order to offer our product and services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has and will continue to place a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We continue to increase domestically, and to a lesser extent internationally, the scope of our operations, and have added a number of employees. For example, the number of our employees grew from 40 at December 31, 1997 to 290 at December 31, 1999. For us to effectively manage our growth, we must continue to do the following:

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

If we fail to attract and retain qualified personnel, our ability to compete will be harmed.

   We depend on the continued service of our key technical, sales and senior management personnel. None of these persons are bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel could have a material adverse effect on our future operating results. In particular Dr. JoMei Chang, our President and Chief Executive Officer, and Dr. M. Dale Skeen, our Chief Technology Officer, would be difficult to replace.

   In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our products and services. We cannot assure that we will be able to recruit and retain sufficient numbers of these highly skilled employees.

 Risks Related to Our Industry

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

   To date, we have generated limited revenue from sales outside of the United States. We have opened an office in the United Kingdom and intend to establish additional offices in Europe. We have recently opened an office in Japan. If we fail to sell our product in international markets, we could experience slower revenue growth and our business could be harmed. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully establish international operations.

Potential Year 2000 problems with our software, third-party equipment or our internal operating systems could reduce our future revenues and increase our expenses.

   Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates, and the failure to do so could result in the loss of revenues.

   As of December 31, 1999, there has been no material adverse effect on our business due to potential Year 2000 problems. If any of these events do occur however, it could reduce our future revenues and increase our expenses. For a further discussion of Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness."

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

   We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

  .  develop or enhance our products and services;

  .  acquire technologies, products or businesses;

  .  expand operations, in the United States or internationally;

  .  hire, train and retain employees; or

  .  respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenues and could seriously harm our business

We are at risk of securities class action litigation due to our expected stock price volatility.

   In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

   Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  . establishment of a classified board of directors requiring that not all members of the board may be elected at one time;

  . authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

  . prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

  . limitations on the ability of stockholders to call special meetings of stockholders;

  . prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

  . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

   In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of Vitria.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                       EXECUTIVE OFFICERS AND DIRECTORS

   Our Executive Officers and Directors and information about them as of December 31, 1999 are as follows:

Name                     Age Position
----                     --- --------
JoMei Chang, Ph.D.......  47 President, Chief Executive Officer and Director
M. Dale Skeen, Ph.D.....  45 Chief Technology Officer and Director
Jay W. Shiveley, III....  43 Senior Vice President, Worldwide Sales
Aleksander E.
 Osadzinski.............  41 Vice President, Marketing
Paul R. Auvil, III......  36 Vice President, Finance, Chief Financial Officer and Secretary
Frank Yu................  35 Vice President, Engineering
Robert M. Halperin
 (1)(2).................  71 Director
John L. Walecka (1).....  40 Director
William H. Younger, Jr.
 (2)....................  50 Director

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

   JoMei Chang, Ph.D., co-founded Vitria in 1994 and has been our President, Chief Executive Officer and a Director since Vitria's inception. Prior to founding Vitria, Dr. Chang was Vice President and General Manager, Trader Workstation and General Manager, Emerging Technologies from 1986 to 1994 at Teknekron Software Systems, now TIBCO, Inc., a software company. From 1984 to 1986 she served as a senior engineer in the Network File System group at Sun Microsystems. Dr. Chang holds a B.S. in Computer Science from National ChiaoTung University, Taiwan and a Ph.D. in Electrical Engineering on Database Management Systems from Purdue University.

   M. Dale Skeen, Ph.D., co-founded Vitria in 1994 and has been our Chief Technology Officer and a Director since Vitria's inception. Prior to founding Vitria, Dr. Skeen worked at TIBCO where he served as Chief Scientist from 1986 to 1994. Dr. Skeen was a research scientist at IBM's Almaden Research Center from 1984 to 1986. Dr. Skeen was on the faculty at Cornell University from 1981 to 1984. Dr. Skeen holds a B.S. in Computer Science from North Carolina State University and a Ph.D. in Computer Science on Distributed Database Systems from the University of California, Berkeley.

   Jay W. Shiveley, III, has been our Senior Vice President, Worldwide Sales since 1997. He was Senior Vice President of Operations of Forte Software, Inc., a software company, from 1991 to 1997. From 1984 to 1991, he worked at Oracle Corporation and was a principal at Lawson Associates, a financial software company, from 1981 to 1984. Mr. Shiveley holds a B.S. in Finance and Accounting from Mankato State University.

   Aleksander E. Osadzinski, has been our Vice President, Marketing since 1998. From 1996 to 1998 he was Vice President of Sales and Marketing at Be, Inc., a company specializing in computer operating systems. From 1994 to 1996, Mr. Osadzinski held a number of management positions at Grass Valley Group, a producer of digital video production equipment, most recently as General Manager of the Telecommunications Unit. Mr. Osadzinski has also held a number of management positions in both the United States and Europe at Sun Microsystems, including Vice President, Markets and Product Strategy from 1986 to 1994. Mr. Osadzinski attended Dulwich College and Bristol University in the United Kingdom.

   Paul R. Auvil, III, has been our Vice President, Finance and Chief Financial Officer since 1998, and Secretary since 1999. From 1997 to 1998, he served as Vice President and General Manager of the Internet Products Division of VLSI Technology Inc., a semiconductor company, and as its General Manager, PC Products Strategic Business Unit from 1996 to 1997. Mr. Auvil also held various other positions at VLSI, including European Controller in 1992 and Director of Financial Planning from 1993 to 1995. Mr. Auvil holds a Bachelor of Engineering from Dartmouth College and Master of Management from the Kellogg Graduate School of Management at Northwestern University.

   Frank Yu, has been our Vice President, Engineering since August 1999. From 1996 to 1999, he served as Vice President, Research and Development of Walker Interactive Systems, Inc., a financial software company, and from 1998 to 1999 he also served as the General Manager of the Analytical Solutions Business Unit of Walker Interactive Systems, Inc. Mr. Yu also held positions as Chief Architect and other senior technical positions for various product divisions of Cadence Design Systems, Inc. from 1990 to 1996. Mr. Yu holds a B.S. in Computer and Information Sciences from the University of California, Santa Cruz.

   Robert M. Halperin, has been a Director since 1994. Mr. Halperin has been an advisor to Greylock Management, a venture capital firm, since 1990. Mr. Halperin was also Vice Chairman of the Board of Raychem Corporation, a materials science company, from 1990 to 1994, and previous to that served as its President. Mr. Halperin is also a director of Avid Technology Inc., a digital media systems company, theGlobe.com, an online community website operator, as well as several privately-held companies. In addition, Mr. Halperin serves on the Board of Directors of the Associates of Harvard Business School, the Harvard Business School Publishing Co. and Stanford Health Services and also is a Life Trustee of the University of Chicago. Mr. Halperin holds a Ph.B. in Liberal Arts from the University of Chicago, a Bachelor of Mechanical Engineering from Cornell University and an M.B.A. from Harvard Business School.

   John L. Walecka, has been a Director since 1997. He is a founding partner of Redpoint Ventures, a venture capital firm. Prior to founding Redpoint, Mr. Walecka was a general partner with Brentwood Venture Capital, a venture capital firm, since 1990 and was an associate there since 1984. Mr. Walecka is also a director of Rhythms NetConnections, Inc., a provider of high speed internet access. He holds a B.S. and M.S. in Engineering and an M.B.A. from Stanford University.

   William H. Younger, Jr., has been a Director since 1997. Mr. Younger is a managing director and a general partner of Sutter Hill Ventures, a California Limited Partnership, a venture capital firm, where he has been employed since 1981. Mr. Younger currently serves as a director of several privately-held companies. Mr. Younger holds a B.S.E.E. degree from the University of Michigan and an M.B.A. from Stanford University.

   JoMei Chang, Ph.D., our President, Chief Executive Officer and a Director and M. Dale Skeen, Ph.D., our Chief Technology Officer and a Director, are married to each other. There are no other family relationships between any of our directors or executive officers.

   Other information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on July 21, 2000, under the captions "Election of Directors--Nominees," and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirement of Section 16(a)," and is incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held July 21, 2000, under the caption "Executive Compensation", and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held July 21, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management", and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held July 21, 2000 under the caption "Certain Transactions", and is incorporated by reference into this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                             +
                                                                            Page
                                                                            ----

(a) 1. Financial Statements
Notes to Financial Statements.............................................. F-7

(a) 2. Financial Statement Schedules

   All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

   (a) 3. Exhibits

   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

                            VITRIA TECHNOLOGY, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-2

Consolidated Balance Sheet................................................. F-3

Consolidated Statement of Operations....................................... F-4

Consolidated Statement of Stockholders' Equity............................. F-5

Consolidated Statement of Cash Flows....................................... F-6

Notes to the Consolidated Financial Statements............................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vitria Technology, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Vitria Technology, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 21, 2000

                            VITRIA TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Assets
Current assets:
  Cash and cash equivalents................................ $ 52,218  $ 12,792
  Short-term investments...................................   13,231        --
  Accounts receivable, net.................................   11,443     5,973
  Other current assets.....................................    4,389       180
                                                            --------  --------
    Total current assets...................................   81,281    18,945
Property and equipment, net................................    4,452       967
Other assets...............................................      761        88
                                                            --------  --------
    Total asset............................................ $ 86,494  $ 20,000
                                                            ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable......................................... $    401  $    757
  Accrued liabilities......................................   11,016     2,978
  Deferred revenue.........................................   15,627     2,874
                                                            --------  --------
    Total current liabilities..............................   27,044     6,609
                                                            --------  --------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Convertible Preferred Stock: issuable in series, $.001
   par value; 5,000 shares authorized; no shares issued and
   outstanding at December 31, 1999; 13,470 shares
   authorized; 10,445 shares issued and outstanding at
   December 31, 1998.......................................       --        11
  Common Stock: $.001 par value; 250,000 shares authorized;
   61,751 shares issued and outstanding at December 31,
   1999; 41,000 shares authorized; 30,536 shares issued and
   outstanding at December 31, 1998........................       62        30
  Additional paid-in capital...............................   91,290    29,089
  Accumulated other comprehensive loss.....................      (54)       --
  Unearned stock-based compensation........................   (7,223)   (5,511)
  Notes receivable.........................................     (291)       --
  Accumulated deficit......................................  (24,334)  (10,228)
                                                            --------  --------
    Total stockholders' equity.............................   59,450    13,391
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 86,494  $ 20,000
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Revenues:
  License..........................................  $ 21,790  $ 5,198  $   955
  Service..........................................     8,539    1,633    1,425
  Government grant.................................     1,212      796    1,255
                                                     --------  -------  -------
    Total revenues.................................    31,541    7,627    3,635
                                                     --------  -------  -------
Cost of revenues:
  License..........................................       407       --       18
  Service..........................................     6,103    2,109      338
  Government grant.................................     1,212      796    1,255
                                                     --------  -------  -------
    Total cost of revenues.........................     7,722    2,905    1,611
                                                     --------  -------  -------
Gross profit.......................................    23,819    4,722    2,024
                                                     --------  -------  -------
Operating expenses:
  Sales and marketing..............................    20,009    6,572    1,143
  Research and development.........................    10,736    4,794      841
  General and administrative.......................     3,991    1,807      695
  Amortization of stock-based compensation.........     4,525    1,424       --
                                                     --------  -------  -------
    Total operating expenses.......................    39,261   14,597    2,679
                                                     --------  -------  -------
Loss from operations...............................   (15,442)  (9,875)    (655)
Interest and other income..........................     1,336      306       75
                                                     --------  -------  -------
Net loss...........................................   (14,106)  (9,569)    (580)
Deemed preferred stock dividend....................    (1,908)      --       --
                                                     --------  -------  -------
Net loss available to common stockholders..........  $(16,014) $(9,569) $  (580)
                                                     ========  =======  =======
Basic and diluted net loss per share available to
 common stockholders...............................    $(0.42) $ (0.40) $(0.03)
                                                     ========  =======  =======
Basic and diluted weighted average shares used in
 the computation of net loss per share available to
 common stockholders...............................    37,874   24,006   19,830
                                                     ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                   Convertible
                    Preferred                                Accumulated
                      Stock        Common Stock  Additional     Other       Unearned                              Total
                  ---------------  -------------  Paid-In   Comprehensive Stock-Based    Notes    Accumulated Stockholders'
                  Shares   Amount  Shares Amount  Capital       Loss      Compensation Receivable   Deficit      Equity
                  -------  ------  ------ ------ ---------- ------------- ------------ ---------- ----------- -------------
Balance at
December 31,
1996............    1,520  $   2   26,176  $ 26   $   687       $ --             --         --     $    (79)    $    636
Issuance of
Common Stock,
net.............       --     --      322    --        15         --             --         --           --           15
Issuance of
Series A1
Convertible
Preferred Stock
for note
payable.........      950      1       --    --       559         --             --         --           --          560
Issuance of
Series B
Convertible
Preferred Stock,
net.............    5,238      5       --    --     9,463         --             --         --           --        9,468
Net loss........       --     --       --    --        --         --             --         --         (580)        (580)
                  -------  -----   ------  ----   -------       ----        -------      -----     --------     --------
Balance at
December 31,
1997............    7,708      8   26,498    26    10,724         --             --         --         (659)      10,099
Issuance of
Common Stock,
net.............       --     --    4,038     4       613         --             --         --           --          617
Issuance of
Series C
Convertible
Preferred Stock,
net.............    2,737      3       --    --    10,964         --             --         --           --       10,967
Unearned stock-
based
compensation....       --     --       --    --     6,788         --         (6,788)        --           --           --
Amortization of
stock-based
compensation....       --     --       --    --        --         --          1,277         --           --        1,277
Net loss........       --     --       --    --        --         --             --         --       (9,569)      (9,569)
                  -------  -----   ------  ----   -------       ----        -------      -----     --------     --------
Balance at
December 31,
1998............   10,445     11   30,536    30    29,089         --         (5,511)        --      (10,228)      13,391
Issuance of
Series C
Convertible
Preferred Stock,
net.............      107     --       --    --       420         --             --         --           --          420
Issuance of
Series D
Convertible
Preferred Stock,
net.............    1,004      1       --    --     4,513         --             --         --           --        4,514
Conversion of
Preferred to
Common Stock....  (11,556)   (12)  23,112    24       (12)        --             --         --           --           --
Allocation of
discount on
Preferred
Stock...........       --     --       --    --     1,908         --             --         --           --        1,908
Deemed preferred
stock dividend..       --     --       --    --    (1,908)        --             --         --           --       (1,908)
Issuance of
Common Stock,
net.............       --     --    7,970     8    50,752         --             --         --           --       50,760
Unearned stock-
based
compensation,
net.............       --     --       --    --     6,237         --         (6,237)        --           --           --
Amortization of
stock-based
compensation....       --     --       --    --        --         --          4,525         --           --        4,525
Notes
receivable......       --     --      133    --       291         --             --       (291)          --           --
Foreign currency
translation.....       --     --       --    --        --         (3)            --         --           --           (3)
Unrealized loss
on marketable
securities......       --     --       --    --        --        (51)            --         --           --          (51)
Net loss........       --     --       --    --        --         --             --         --      (14,106)     (14,106)
                  -------  -----   ------  ----   -------       ----        -------      -----     --------     --------
Balance at
December 31,
1999 ...........       --  $  --   61,751  $ 62   $91,290       $(54)       $(7,223)     $(291)    $(24,334)    $ 59,450
                  =======  =====   ======  ====   =======       ====        =======      =====     ========     ========
                  Comprehensive
                      Loss
                  -------------
Balance at
December 31,
1996............    $     --
Issuance of
Common Stock,
net.............          --
Issuance of
Series A1
Convertible
Preferred Stock
for note
payable.........          --
Issuance of
Series B
Convertible
Preferred Stock,
net.............          --
Net loss........        (580)
                  -------------
Balance at
December 31,
1997............    $   (580)
                  =============
Issuance of
Common Stock,
net.............          --
Issuance of
Series C
Convertible
Preferred Stock,
net.............          --
Unearned stock-
based
compensation....          --
Amortization of
stock-based
compensation....          --
Net loss........      (9,569)
                  -------------
Balance at
December 31,
1998............    $ (9,569)
                  =============
Issuance of
Series C
Convertible
Preferred Stock,
net.............          --
Issuance of
Series D
Convertible
Preferred Stock,
net.............          --
Conversion of
Preferred to
Common Stock....          --
Allocation of
discount on
Preferred
Stock...........          --
Deemed preferred
stock dividend..          --
Issuance of
Common Stock,
net.............          --
Unearned stock-
based
compensation,
net.............          --
Amortization of
stock-based
compensation....          --
Notes
receivable......          --
Foreign currency
translation.....          (3)
Unrealized loss
on marketable
securities......         (51)
Net loss........     (14,106)
                  -------------
Balance at
December 31,
1999 ...........    $(14,160)
                  =============


  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $(14,106) $(9,569) $  (580)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Gain on sale of fixed assets...................     (114)      --       --
    Depreciation and amortization..................    1,138      255      207
    Provision for doubtful accounts................      246      350       --
    Stock-based compensation expense...............    4,571    1,424       --
    Changes in assets and liabilities:
      Accounts receivable..........................   (5,716)  (4,723)  (1,097)
      Other current assets.........................   (4,209)    (140)     (58)
      Other assets.................................     (673)      --      (62)
      Accounts payable.............................     (356)     546       62
      Accrued liabilities..........................    8,038    2,370      432
      Deferred revenue.............................   12,753    2,651      223
                                                    --------  -------  -------
  Net cash provided by (used in) operating
   activities......................................    1,572   (6,836)    (873)
                                                    --------  -------  -------
Cash flows from investing activities:
  Net cash used in purchasing property and
   equipment ......................................   (4,623)    (947)    (431)
  Net cash provided from sale of property and
   equipment.......................................      114       --       --
  Net cash used in purchasing securities...........  (13,282)      --       --
                                                    --------  -------  -------
  Net cash used in investing activities ...........  (17,791)    (947)    (431)
                                                    --------  -------  -------
Cash flows from financing activities:
  Issuance of convertible note.....................       --       --      560
  Issuance of Convertible Preferred Stock, net.....    4,934   10,967    9,468
  Issuance of Common Stock, net....................   50,714      470       15
                                                    --------  -------  -------
  Net cash provided by financing activities........   55,648   11,437   10,043
                                                    --------  -------  -------
Effect of exchange rates on changes in cash and
 cash equivalents..................................       (3)      --       --
Net increase in cash and cash equivalents..........   39,426    3,654    8,739
Cash and cash equivalents at beginning of period...   12,792    9,138      399
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $ 52,218  $12,792  $ 9,138
                                                    ========  =======  =======
Supplemental non-cash financing activities:
  Issuance of Convertible Preferred Stock to
   founders for convertible note payable........... $     --  $    --  $   560
                                                    ========  =======  =======
  Issuance of Common Stock for services............ $     46  $   147  $    --
                                                    ========  =======  =======
  Issuance of Common Stock for notes receivable.... $    291       --  $    --
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

The Company

   Vitria Technology, Inc. (the "Company"), develops, markets and supports a software product, BusinessWare, which enables customers to deploy sophisticated eBusiness solutions across the extended enterprise. The Company was incorporated in California in October 1994. The Company reincorporated in Delaware in September 1999.

Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency

   The functional currency of the Company's United Kingdom subsidiary is the local currency. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are included as other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented. To date, the Company has not engaged in hedging activities.

Cash and cash equivalents and short-term investments

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents and investments with original maturities greater than three months to be short-term investments. All of the company's cash equivalents and short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in as other comprehensive income (loss). Fair values are based upon quoted prices in an active market or if that information is not available on quoted market prices of instruments of similar characteristics. All of Vitria's short-term available-for-sale securities have a contractual maturity of one year or less. Realized gains and losses and declines in value judged to be other than temporary are included in other expense. To date, there have been no gains or losses realized on the Company's cash equivalents or short-term investments.

   The following summarizes the Company's available-for-sale securities:

                                                                 Gross
                                                     Amortized Unrealized Market
                                                       Cost      Losses   Value
                                                     --------- ---------- ------
                                                           (in thousands)
   December 31, 1999
   Commercial paper.................................  13,282      (51)    13,231

Property and equipment

   Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of three years. Leasehold improvements are amortized using the straight-line method over the term of the lease or estimated useful lives, whichever is shorter.

                            VITRIA TECHNOLOGY, INC.

Revenue recognition

   The Company derives revenues from software licenses to end users for its BusinessWare product and related services, which include maintenance and support, consulting and training services. To date, there have been no transactions involving licenses with VARs or system integrations that allow subsequent resale to end-user customers. Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" with the exception of the provision deferred by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." In accordance with the adopted provisions of SOP 97-2, the Company records revenue from software licenses when a license agreement is signed by both parties, the fee is fixed and determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the license agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. Payments received in advance of revenue recognition are recorded as deferred revenue. The adoption of SOP 97-2 resulted in the deferral of software license revenues in certain agreements that would have been recognized upon delivery of the related software under prior accounting standards. Revenues from maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. Prior to January 1, 1998, the Company recorded revenue in accordance with the provisions of SOP 91-1, "Software Revenue Recognition."

   In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9 "Modification of SOP 97-2, "Software Revenue Recognition" and the Company adopted the statement for all transactions entered into in fiscal 1999. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

   A portion of the Company's revenues are also derived from government grants. Government grant revenue is recognized as the research is performed and allowable costs are incurred. Unbilled grant revenue is composed of allowable reimbursable costs for the period in which a reimbursement application has yet to be filed with the government.

Fair value of financial instruments

   The Company's financial instruments, including cash and cash equivalents, accounts receivables and accounts payable, are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.

Research and development

   Research and development expenses include costs incurred by the Company to develop and enhance the Company's software. Research and development costs are charged to expense as incurred.

Software development costs

   Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Material software development costs incurred subsequent to the time a product's technological feasibility has been established using the working model approach, through the time the product is available for general release to customers, are capitalized. Amortization of capitalized software development costs begins when the product is available for general release to customers, and is computed as the greater of (1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (2) the straight-line method over the estimated economic life of the product. To date, development costs qualifying for capitalization have been insignificant and therefore have been expensed as incurred.

                            VITRIA TECHNOLOGY, INC.

Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Income taxes

   Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net loss per share

   Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options, upon conversion of Preferred Stock and conversion of debt.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
   Numerator:
     Net loss.....................................  $(14,106) $(9,569) $  (580)
     Deemed preferred stock dividend..............    (1,908)      --       --
                                                    --------  -------  -------
     Net loss available to common stockholders....  $(16,014) $(9,569) $  (580)
                                                    ========  =======  =======
   Denominator:
     Weighted average shares......................    42,664   27,762   26,232
     Weighted average Common Stock subject to
      repurchase agreements.......................    (4,790)  (3,756)  (6,402)
                                                    --------  -------  -------
     Denominator for basic and diluted
      calculation.................................    37,874   24,006   19,830
                                                    --------  -------  -------
   Net loss per share available to common
    stockholders:
     Basic and diluted............................  $  (0.42) $ (0.40) $ (0.03)
                                                    ========  =======  =======

                            VITRIA TECHNOLOGY, INC.

   The following table sets forth the weighted average potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                               Year Ended
                                                              December 31,
                                                          --------------------
                                                           1999   1998   1997
                                                          ------ ------ ------
   Weighted average effect of antidilutive securities:
     Preferred Stock..................................... 13,380 16,216  4,790
     Convertible debt....................................     --     --  1,114
     Employee stock options..............................  4,781  3,248  1,054
     Common Stock subject to repurchase agreements.......  4,790  3,756  6,402
                                                          ------ ------ ------
                                                          22,951 23,220 13,360
                                                          ====== ====== ======

Comprehensive income (loss)

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of the net loss and other comprehensive earnings such as foreign currency transaction gain/loss and unrealized gains or losses on available-for-sale securities.

Segment information

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During each of the three years ended December 31, 1999 the Company's management considers its business activities to be focused on the license of its product and related services to end-user customers. Since management's primary form of internal reporting is aligned with the offering of products and services the Company believes it operates in one segment. The Company's customers have primarily been located in the United States. The Company recognized approximately 3% of its revenue from customers located outside the United States.

Concentration of credit risks

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. All of the Company's available funds at December 31, 1999 and 1998, were deposited in money market accounts with financial institutions which management believes are of high credit quality or in commercial paper. The Company's accounts receivable are derived from transactions with clients located in the United States. The Company performs ongoing credit evaluations of its client's financial condition and generally requires no collateral from its clients. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

   The following table summarizes the revenue from customers in excess of 10% of total customer revenues:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
   Company A.....................................................  --%   --%   44%
   Company B.....................................................  --%   12%   --%
   Company C.....................................................  --%   30%   --%
   Company F.....................................................  11%   --%   --%
   Government grant..............................................  --%   10%   37%

                            VITRIA TECHNOLOGY, INC.

   The following table summarizes receivables from customers in excess of 10% of total accounts receivable:

                                                               December 31,
                                                               ---------------
                                                                1999     1998
                                                               ------   ------
   Company C..................................................     --%      49%
   Company D..................................................     --%      13%
   Company E..................................................     --%      10%
   Company G..................................................     18%      --%
   Company H..................................................     14%      --%

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 was effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

Note 2--Balance Sheet Components (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
   Accounts receivable, net:
     Accounts receivable....................................... $11,784  $5,884
     Unbilled consulting services..............................      --     100
     Unbilled grant revenue....................................     238     322
                                                                -------  ------
                                                                 12,022   6,306
   Less: Allowance for doubtful accounts.......................    (579)   (333)
                                                                -------  ------
                                                                $11,443  $5,973
                                                                =======  ======
   Property and equipment, net:
     Computer equipment........................................ $ 1,851  $  479
     Software licenses.........................................     859     124
     Furniture and fixtures....................................   1,149     404
     Leasehold improvements....................................   1,690     263
                                                                -------  ------
                                                                  5,549   1,270
   Less: Accumulated depreciation and amortization.............  (1,097)   (303)
                                                                -------  ------
                                                                $ 4,452  $  967
                                                                =======  ======
   Accrued liabilities:
     Payroll and related expense............................... $ 5,266  $1,941
     Professional services.....................................   1,191     123
     Other.....................................................   4,559     914
                                                                -------  ------
                                                                $11,016  $2,978
                                                                =======  ======

                            VITRIA TECHNOLOGY, INC.

Note 3--Income Taxes:

   The tax provision is reconciled to the amount computed using the federal statutory rate as follows (in thousands):

                                                    Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
   Federal statutory benefit....................... $ (4,796) $ (3,254) $ (197)
   State taxes, net of federal benefit.............     (635)     (287)     (8)
   Future benefits not currently recognized........    3,621     2,971     205
   Nondeductible compensation......................    1,810       570      --
                                                    --------  --------  ------
                                                    $     --  $     --  $   --
                                                    ========  ========  ======

   At December 31, 1999, the Company had approximately $14,697,000 of federal and $1,061,000 of state net operating loss carryforwards available to offset future taxable income which expire at various dates through 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

   Deferred tax assets and liabilities consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Deferred tax assets:
     Net operating loss carryforwards......................... $ 5,059  $ 2,656
     Accruals and allowances..................................   1,338      492
     Research credits.........................................   1,369      519
     Capitalized expenses.....................................     673       --
                                                               -------  -------
   Net deferred tax assets....................................   8,439    3,667
   Valuation allowance........................................  (8,439)  (3,667)
                                                               -------  -------
                                                               $    --  $    --
                                                               =======  =======

   The Company has incurred losses for the each of the three years ended December 31, 1999. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at December 31, 1999 and 1998.

Note 4--Government Grants:

   During January 1996, the Company received a grant award from the National Institute of Standards and Technology ("NIST") totaling $2,000,000 to conduct research and provide technical and business reports on a project to create a highly flexible technology to simplify the task of integrating and sharing real-time data among many different planning, tracking and control systems. The grant reimburses the Company's allowable expenses over a period of two years with $990,000 and $1,010,000 budgeted for the grant years ended January 25, 1998 and 1997, respectively. NIST requires the Company to comply with certain cost accounting and reporting requirements, as applicable. For the periods ending December 31, 1997 and 1996, the Company recognized revenue for grant-related expenditures in the amount of $1,016,000 and $984,000, respectively. In October 1997, the Company received an additional NIST grant totaling $2,000,000 to investigate at least three categories of Model-Driven Components. The grant reimburses the Company's allowable expenses over a

                            VITRIA TECHNOLOGY, INC.

period of two years with $1,030,000 and $970,000 of the amended budget for the grant years ending September 30, 1999 and 1998, respectively. Additionally, NIST requires the Company to comply with certain cost accounting and reporting requirements, as applicable. For the period ended December 31, 1999, 1998 and 1997, the Company has incurred reimbursable costs of $624,000, $822,000 and $467,000, respectively, in grant-related expenditures. Also in November 1997, the Company received a joint-venture NIST grant totaling $1,600,000 to help develop technology to enable the building of integrated manufacturing applications for multi-company supply chain planning and execution. The grant reimburses the Company's allowable expenses over a period of three years with $650,000, $650,000 and $300,000 of the amended budget for the grant years ending December 31, 2000, 1999 and 1998, respectively. Additionally, NIST requires the Company to comply with certain cost accounting and reporting requirements, as applicable. For the periods ended December 31, 1999, 1998 and 1997, the Company has incurred reimbursable costs of $587,000, $297,000, and $30,000 respectively, in reimbursable expenditures.

   The Company incurs costs in connection with the NIST grants and in some cases, additional approval by the grant officer is required. Amounts received subject to NIST grant approval are accrued, which totaled $581,000 at each of December 31, 1999 and 1998 respectively. Such amounts will be recognized as revenue or refunded, depending upon the outcome of the approval process.

Note 5--Commitments and Contingencies:

Leases

   The Company leases office space under noncancelable operating leases with various expiration dates through 2007. The leases require payment of property taxes, insurance, maintenance and utilities. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has recognized prepaid expense for rent expenditures not incurred but paid. Rent expense under these leases are $1,594,000, $546,000 and $146,000 for the years ended
December 31, 1999, 1998 and 1997.

   Future net minimum lease payments, under noncancelable operating leases at December 31, 1999, including the Company's new facility lease entered into in December 1999 are as follows (in thousands):

   Year ending                                                         Operating
   December 31,                                                         Leases
   ------------                                                        ---------
    2000..............................................................  $ 3,171
    2001..............................................................    3,145
    2002..............................................................    3,176
    2003..............................................................    2,621
    2004..............................................................    1,534
    2005 and thereafter...............................................    4,538
                                                                        -------
      Total minimum lease payments....................................  $18,185
                                                                        =======

Contingencies

   From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position or results of operations or cash flows of the Company.

                            VITRIA TECHNOLOGY, INC.

Note 6--Common Stock:

   In September 1999, the Company completed an initial public offering of 6,900,000 shares of Common Stock of $8 per share, proceeds were approximately $50.0 million net of issuance costs.

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 250,000,000 shares Common Stock. A portion of the shares sold to employees are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 1999 and 1998, there were approximately 3,171,000 and 6,112,000 shares, respectively, subject to repurchase.

   During the years ended December 31, 1999 and 1998, the Company issued 25,200 and 105,000 shares, respectively, of Common Stock to consultants in exchange for services. In connection with these issuances the Company recorded expenses of $46,000 and $147,000 based on the fair value of the Common Stock on the date of grant.

Stock split

   In December 1999, the Board of Directors approved a two-for-one stock split of the Company's Common Stock. All information presented in these financial statements has been retroactively adjusted to reflect the stock split.

Note 7--Preferred Stock:

   The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 1999, there were 5,000,000 shares of Preferred Stock authorized for issuance, and no shares issued and outstanding.

   Immediately prior to the completion of the Company's initial public offering all outstanding shares of Convertible Preferred Stock converted into an aggregate of 11,555,615 shares of Common Stock.

   Convertible Preferred Stock prior to the initial public offering was composed of the following, (in thousands):

                                                                        Proceeds
                                                                         Net of
                                       Shares               Liquidation Issuance
    Series                           Authorized Outstanding   Amount     Costs
    ------                           ---------- ----------- ----------- --------
   A................................    1,520      1,520      $   540   $   526
   A1...............................      950        950          560       560
   B................................    6,000      5,238        9,500     9,468
   C................................    5,000      2,844       11,433    11,387
   D................................    1,200      1,004        4,518     4,514
   Undesignated.....................    1,330         --           --        --
                                       ------     ------      -------   -------
                                       16,000     11,556      $26,551   $26,455
                                       ======     ======      =======   =======

                            VITRIA TECHNOLOGY, INC.

Note 8--Related Party Transactions:

   In August 1999, certain employees of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The aggregate notes face value of the $291,000 bear interest at a rate of 4% per annum and are due in August 2004. The notes are collateralized by the 133,000 shares of Common Stock issued, which are subject to the Company's right to repurchase which lapses over time. The net amount outstanding has been reflected as a separate component of stockholders' equity.

Note 9--Employee Benefit Plans:

Deferred Compensation

   In December 1998, the Company established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 1999, the Company did not make any contributions to the plan.

   The Company has recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from the Company's general creditors and, as such, these assets could be used to meet the obligations of the Company in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets included in other assets at December 31, 1999 were $182,000. Plan liabilities included in other liabilities at December 31, 1999 were $182,000.

Equity Incentive Plans

   In March 1995, the Company adopted the 1995 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock bonuses and restricted stock to employees, directors and consultants of the Company. In October 1998, the Company adopted the 1998 Executive Incentive Plan which provides for the granting of stock options to employees, directors and consultants. Options granted under the 1995 Equity Incentive Plan and the 1998 Executive Incentive Plan (the "Plans") may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISO may be granted only to employees (including officers and directors who are also employees) of the Company. NSO may be granted to employees and consultants of the Company. In 1996 and 1995, the Company sold 2,010,000 shares of Common Stock to employees under the 1995 Equity Incentive Plan. In January 1999 and December 1998, the Company sold 95,000 of the Series C Convertible Preferred Stock to employees under the 1995 Equity Incentive Plan.

   In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the "Amended Plans"). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. The Company has reserved 24,014,000 shares of Common Stock for issuance under the Amended Plans and on December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved will automatically increases by 6.5% of the outstanding Common Stock on a fully-diluted basis, with the number of options granted which qualify as incentive stock options, never to exceed 16,000,000 options issued and available. The remaining number of authorized shares that could be issued under the Amended Plans was 9,106,000 at December 31, 1999.

                            VITRIA TECHNOLOGY, INC.

   Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options covering more than 800,000 shares of the Common Stock during any calendar year. Options are exercisable immediately subject to repurchase held by the Company. Such repurchase rights lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over five years.

   The following table summarizes information about stock option transactions under the Plans (in thousands, except per share amounts):

                                         Year Ended December 31,
                             --------------------------------------------------
                                  1999             1998             1997
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
   Outstanding at beginning
    of period..............   3,754   $0.18    3,254   $0.11     978    $0.05
   Granted below fair
    value..................   5,793    2.94    6,516    0.16      --     0.13
   Granted at fair value ..     884   37.92       --      --   3,166     0.13
   Exercised...............  (2,499)   0.59   (4,028)   0.12    (402)    0.06
   Canceled................    (656)   1.06   (1,988)   0.11    (488)    0.13
                             ------           ------           -----
   Outstanding at end of
    period.................   7,276    6.74    3,754    0.18   3,254     0.11
                             ======           ======           =====
   Options vested..........   4,580              120              --
                             ======           ======           =====
   Weighted average fair
    value of options
    granted during the
    period.................           $9.49            $0.05            $0.03
                                      =====            =====            =====

   The following table summarizes the information about stock options outstanding and exercisable as of December 31, 1999 (in thousands, except per share amounts):

                                      Options Outstanding and Exercisable
                               -------------------------------------------------
                                  Number      Weighted Average       Weighted
       Range of                Outstanding  Remaining Contractual    Average
     Exercise Price            in thousands     Life in years     Exercise Price
     --------------            ------------ --------------------- --------------
      $0.13...................    1,684             8.26              $ 0.13
       0.35-0.52..............    1,216             8.89                0.41
       4.00...................    2,511             9.54                4.00
       5.00-81.07.............    1,865             9.70               20.53
                                  -----
                                  7,276
                                  =====

                            VITRIA TECHNOLOGY, INC.

Fair value disclosures

   The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. Had compensation expense for options granted for the years ended December 31, 1999, 1998 and 1997 been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                    Year Ended December 31,
                                                    -------------------------
                                                      1999     1998     1997
                                                    --------  -------  ------
   Net loss available to common stockholders:
     As reported................................... $(16,014) $(9,569) $ (580)
                                                    --------  -------  ------
     Pro forma..................................... $(24,438) $(9,628) $ (636)
                                                    --------  -------  ------
   Net loss per share available to common
    stockholders:
     As reported:
       Basic and diluted........................... $  (0.42) $ (0.40) $(0.03)
                                                    --------  -------  ------
     Pro forma:
       Basic and diluted........................... $  (0.65) $ (0.40) $(0.03)
                                                    --------  -------  ------

   Because the determination of fair value of all options granted after the time the Company became a public entity include volatility factor, the above results may not be representative of future periods.

   The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
   Risk-free interest rates.................... 4.60-6.19% 4.13-5.46% 5.55-6.20%
   Expected lives (in years)...................         5          5          5
   Dividend yield..............................         0%         0%         0%
   Expected volatility.........................       230%         0%         0%

1999 Employee Stock Purchase Plan

   In June 1999, the Board of Directors adopted, and in July 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan ("Purchase Plan") which provides for the issuance of 3,000,000 shares of Common Stock pursuant to purchase rights granted to employees. Under the plan, eligible employees can have up to 10% of their earnings withheld to be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 27 months. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares that have been issued under the Purchase Plan during the prior 12-month period, so that the reserve automatically is restored to 3,000,000 shares. Such automatic share reserve increase may not exceed 33,000,000 shares in the aggregate over a 10-year period.

                            VITRIA TECHNOLOGY, INC.

Unearned stock-based compensation

   In connection with certain stock option grants, during the year ended December 31, 1999 and 1998, the Company recognized unearned compensation totaling $6,237,000 and $6,788,000, respectively, which is being amortized over the five year vesting periods of the related options using the multiple option approach. Amortization expense recognized for the year ended December 31, 1999 and 1998 totaled approximately $4,525,000 and $1,277,000, respectively. All stock grants resulting in such unearned compensation were made prior to the Company's initial public offering in September 1999. In determining the fair market value on each grant date, the Company considered, among other things, the relative level of revenues and other operating results, the absence of a public trading market for the Company's securities and the competitive nature of the Company's market.

401(k) Plan

   In May 1996, the Board of Directors adopted an employee savings and retirement plan (the "401(k) Plan") covering substantially all of the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. To date, the Company has not made any contributions to the 401(k) Plan.

Note 10--Subsequent Events (unaudited):

Secondary Public Offering

   In February 2000, the Company completed a secondary public offering, whereby it sold 1,500,000 shares of Common Stock at $120 per share and received net proceeds of approximately $171.2 million.

Stock Split

   In March 2000, the Board of Directors approved a two-for-one stock split of the Company's Common Stock, which is effective for all holders of the Company's Common Stock on March 22, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2000.

                                          VITRIA TECHNOLOGY, INC.

                                                   /s/ JoMeiChang, Ph.D.
                                          By: _________________________________
                                                     JoMei Chang, Ph.D.
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ JoMei Chang, Ph.D.         President, Chief Executive    March 9, 2000
______________________________________  Officer and Director
          JoMei Chang, Ph.D.            (Principal Executive
                                        Officer)

        /s/ Paul R. Auvil, III         Vice President, Finance,      March 9, 2000
______________________________________  Chief Financial Officer
          Paul R. Auvil, III            and Secretary (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ M. Dale Skeen, Ph.D.        Chief Technology Officer      March 9, 2000
______________________________________  and Director
         M. Dale Skeen, Ph.D.

        /s/ Robert M. Halperin         Director                      March 9, 2000
______________________________________
          Robert M. Halperin

     /s/ William H. Younger, Jr.       Director                      March 9, 2000
______________________________________
       William H. Younger, Jr.

         /s/ John L. Walecka           Director                      March 9, 2000
______________________________________
           John L. Walecka

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  3.1(1) Agreement and Plan of Merger, dated July 29, 1999.
  3.2(1) Amended and Restated Certificate of Incorporation of the Registrant to
         be effective following the closing of this offering.
  3.3(1) Bylaws of the Registrant.
  3.4(1) Certificate of Incorporation of the Registrant.
  4.1(1) Reference is made to Exhibits 3.1 through 3.3.
  4.2(1) Specimen Stock Certificate.
  4.3(1) Second Amended and Restated Investor Rights Agreement, dated May 20,
         1999.
 10.1(1) Form of Indemnity Agreement.
 10.2(2) Amended and Restated 1999 Equity Incentive Plan.
 10.3(2) 1998 Executive Incentive Plan.
 10.4(2) 1999 Employee Stock Purchase Plan.
 10.5(1) 1998 Nonqualified Deferred Compensation Plan.
 10.6(1) Standard Industrial/Commercial Single-Tenant Lease-Net by and between
         Portola Land Company and the Registrant, dated January 28, 1997.
 10.7(1) Sublease by and between Applied Materials, Inc. and the Registrant, dated April 6, 1999.
 10.8(3) First Amendment to Sublease by and between Applied Materials, Inc. and the Registrant, dated December 14, 1999.
 23.1    Consent of PricewaterhouseCoopers LLP.
 27.1    Financial Data Schedule.

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 as amended, filed on June 22, 1999 (Registration No. 333-81297) and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on November 19, 1999 (Registration No. 333-91325) and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 as amended, filed on January 25, 1999 (Registration No. 333-95319) and incorporated herein by reference.