Form 10-K405/A
period 1999-12-31
VITRIA TECHNOLOGY INC
filed 2000-04-27
CIK 1050808

     As filed with the Securities and Exchange Commission on April 27, 2000
                                                      Registration No. 333-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                  FORM 10-K/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934


  For the transition period from
                                ___________ to ___________

                        Commission file number: 0-27207


                               ----------------
                            VITRIA TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               77-0386311
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)               Identification No.)

                               945 Stewart Drive
                              Sunnyvale, CA 94086
         (Address, including zip code, of principal executive offices)

       Registrant's telephone number, includes area code: (408) 212-2700

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 24, 2000 was approximately: $1,624,186,153. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 1999. This determination of affiliate status is not a conclusive determination for other purposes.

   Number of shares of common stock outstanding as of April 24, 2000:
126,978,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            VITRIA TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    1
 ITEM 2.  PROPERTIES....................................................    8
 ITEM 3.  LEGAL PROCEEDINGS.............................................    8
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    8

                                    PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS....   10
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   11
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   11
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   17
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   26
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   26
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS..............................   28

                                    PART III

 ITEM 11. EXECUTIVE COMPENSATION........................................   29
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   30
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   32

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   34

                           FORWARD-LOOKING STATEMENTS

   This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to: risk as related to market acceptance of Vitria's product, deployment delays or errors associated with these products, hardware platform incompatibilities, reliance on a limited number of customers for a majority of revenue, need to maintain and enhance certain business relationships with system integrators and other parties, ability to manage growth, activities by Vitria and others regarding protection of proprietary information, release of competitive products and other actions by competitors, Year 2000 problems and economic downturns in either domestic or foreign markets. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate" and other similar words and expressions. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward- looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The business risks on pages 18 through 27, among other things, should be considered in evaluating our prospects and future financial performance.

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

Products

   BusinessWare is an eBusiness infrastructure software product designed to provide customers with a comprehensive infrastructure for rapidly capitalizing on the eBusiness opportunity. The BusinessWare product is illustrated and summarized below:

            [Graphic: Depicts the components of the Vitria product including the following:]

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

  .Security: provides rigorous support for authentication, data encryption and access control.

  . Transaction management: ensures the integrity of business processes and related updates to underlying IT systems.

  .Persistence: provides automatic recovery in the event of system or network failures.

  .Repository: stores and manages all BusinessWare metadata, such as process models.

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

  A.B. Watley, Inc.                                        Inacom Corporation
  Advanced Radio Telecom Corp.                             KPMG LLP
  Allied Riser Communications Corporations American        Level 3 Communications, Inc.
  Century Services Corporation @Link Network, Inc.         MVX.com
  CableVision Systems Corporation                          NET-tel Corporation
  Citizens Telecom Services Company, LLC Covad             NextLink Communications, Inc.
  Communications Company                                   NorthPoint Communications, Inc.
  Deutsche Bank AG                                         PSI.Net, Inc.
  Digital Microwave Corporation                            Rhythms NetConnections Inc.
  Duke Energy Corporation                                  Southern California Edison
  Federal Express Corporation                              Telstra Corporation Ltd
  FirstWorld Communications, Inc.                          3Com Corporation
  Fujitsu PC Corporation                                   2-Wire, Inc.
  Hewitt Associates LLC                                    WebLink Wireless, Inc.
  ICG Communications, Inc.                                 Verio, Inc.

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

   We believe that the principal competitive factors in our market include:

  .the breadth and depth of solutions;

  .product quality and performance;

  .ability of products to operate with multiple software applications;

  .ability to implement solutions;

  .customer service;

  .relationship with system integrators;

  .establishment of a significant base of reference customers;

  .strength of core technology; and

  .product price.

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

ITEM 3. LEGAL PROCEEDINGS

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "VITR." Public trading of our common stock commenced on September 16, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market.

      Quarter Ended                                                   High  Low
      -------------                                                  ------ ----
      September 30, 1999............................................ $12.66 7.89
      December 31, 1999............................................. $68.25 9.85

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

Recent Sales of Unregistered Securities

   We have sold and issued the following unregistered securities during the period covered by this report:


  (1) From January 1999 through December 31, 1999, we granted stock options to purchase 13,354,400 shares to employees, consultants and directors pursuant to our 1999 Equity Incentive Plan and 1998 Executive Incentive Plan. Of these stock options, 1,311,960 shares have been canceled without being exercised, 4,998,412 shares have been exercised, 2,585,200 shares of common stock and 18,950 shares of Series C preferred stock have been repurchased and 14,552,028 shares remain outstanding.

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

  (3) In January 1999, we issued an aggregate of 30,000 shares of common stock to 1 purchaser at $0.18 per share, for an aggregate purchase price of $5,250.

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

   In December 1999, the company's board of directors approved a two-for-one stock split, effected in the form of a dividend, distributed in January 2000. In March 2000, the company's board of directors approved a second two-for-one stock split, effected in the form of a dividend, distributed in April 2000. All information presented in this 10K filing has been retroactively adjusted to reflect both of these stock splits.

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

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on September 16, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-81297) declared effective on September 16, 1999. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston, Merrill Lynch & Co., Robertson Stephens and SoundView Technology Group (the "Underwriters"). In the offering, we sold an aggregate of 13,800,000 shares of our common stock for an initial price of $4.00 per share. The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.2 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were $50.0 million. As of December 31, 1999, none of the net proceeds had been used. The net proceeds were invested in commercial paper, mutual funds and money market funds.

ITEM 6. SELECTED FINANCIAL DATA

                                          Year Ended December 31,
                                 --------------------------------------------
                                  1995      1996    1997     1998      1999
                                 -------  -------- -------  -------  --------
                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License....................... $   --   $    --  $   955  $ 5,198  $ 21,790
  Service.......................     376     1,042   1,425    1,633     8,539
  Government grant..............     --        984   1,255      796     1,212
                                 -------  -------- -------  -------  --------
    Total revenues..............     376     2,026   3,635    7,627    31,541
                                 -------  -------- -------  -------  --------
Cost of revenues:
  License.......................     --        --       18      --        407
  Service.......................      15       183     338    2,109     6,103
  Government grant..............     --        984   1,255      796     1,212
                                 -------  -------- -------  -------  --------
    Total cost of revenues......      15     1,167   1,611    2,905     7,722
                                 -------  -------- -------  -------  --------
Gross profit....................     361       859   2,024    4,722    23,819
                                 -------  -------- -------  -------  --------
Operating expenses:
  Sales and marketing...........     --         80   1,143    6,572    20,009
  Research and development......     575       397     841    4,794    10,736
  General and administrative....      37       147     695    1,807     3,991
  Amortization of stock-based
   Compensation.................     --        --      --     1,424     4,525
                                 -------  -------- -------  -------  --------
    Total operating expenses....     612       624   2,679   14,597    39,261
                                 -------  -------- -------  -------  --------
Income (loss) from operations...    (251)      235    (655)  (9,875)  (15,442)
Interest and other income.......      14         8      75      306     1,336
                                 -------  -------- -------  -------  --------
Net income (loss)...............    (237)      243    (580)  (9,569)  (14,106)
Deemed preferred stock
 dividend.......................     --        --      --       --     (1,908)
                                 -------  -------- -------  -------  --------
Net income (loss) available to
 common stockholders............ $  (237) $    243 $  (580) $(9,569) $(16,014)
                                 =======  ======== =======  =======  ========
Net income (loss) per share
 available to common
 stockholders:
  Basic......................... $ (0.01) $   0.01 $ (0.01) $ (0.20) $  (0.21)
  Diluted....................... $ (0.01) $   0.00 $ (0.01) $ (0.20) $  (0.21)
Weighted average shares used in
 computation of net income
 (loss) per share available to
 common stockholders:
  Basic.........................  19,372    28,176  39,660   48,012    75,748
  Diluted.......................  19,372   55,3400  39,660   48,012    75,748

                                                        December 31,
                                              ---------------------------------
                                              1995 1996  1997    1998    1999
                                              ---- ---- ------- ------- -------
                                               (in thousands, except per share
                                                            data)
Balance Sheet Data:
Cash and cash equivalents.................... $128 $399 $ 9,138 $12,792 $52,218
Working capital..............................  179  585   9,762  12,336  54,237
Total assets.................................  252  961  11,141  20,000  86,494
Deferred revenue.............................  --   --      223   2,874  15,627
Stockholders' equity.........................  241  636  10,099  13,391  59,450

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

   We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest significantly in sales, marketing and research and development and expect to incur operating losses for at least the next eighteen months. Our operating expenses are relatively fixed and are based on anticipated revenue trends; a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and could result in unforeseen losses. Fees from contracts that do not meet our revenue recognition policy requirements are recorded as deferred revenues. While a small portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

  .size and timing of customer orders and product and service delivery;

  .level of demand for our professional services;

  .changes in the mix of our products and services;

  .actions taken by our competitors, including new product introductions and pricing changes;

  .costs of maintaining and expanding our operations;

  .timing of our development and release of new and enhanced products;

  .costs and timing of hiring qualified personnel;

  . success in maintaining and enhancing existing relationships and developing new relationships with system integrators;

  . technological changes in our markets, including changes in standards for computer and networking software and hardware;

  .deferrals of customer orders in anticipation of product enhancements or new products;

  . delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery;

  .customer budget cycles and changes in these budget cycles; and

  .costs related to acquisition of technologies or businesses.

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

                          Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                            1998       1998       1998       1998       1999       1999       1999       1999
                          --------   --------   ---------  --------   --------   --------   ---------  --------
                                                       (in thousands)
Statement of Operations
 Data:
Revenues:
 License................  $   139    $   888     $ 1,643   $ 2,528    $ 3,487    $ 3,691     $ 5,209   $ 9,403
 Service................      151        111         279     1,092      1,472      2,158       2,293     2,616
 Government grant.......      371         54         121       250        250        450         333       179
                          -------    -------     -------   -------    -------    -------     -------   -------
   Total revenues.......      661      1,053       2,043     3,870      5,209      6,299       7,835    12,198
                          -------    -------     -------   -------    -------    -------     -------   -------
Cost of revenues:
 License................      --         --          --        --          62        122         101       122
 Service................      122        198         540     1,249      1,294      1,360       1,528     1,921
 Government grant.......      371         54         121       250        250        450         333       179
                          -------    -------     -------   -------    -------    -------     -------   -------
   Total cost of
    Revenues............      493        252         661     1,499      1,606      1,932       1,962     2,222
                          -------    -------     -------   -------    -------    -------     -------   -------
   Gross profit.........      168        801       1,382     2,371      3,603      4,367       5,873     9,976
                          -------    -------     -------   -------    -------    -------     -------   -------
Operating expenses:
 Sales and marketing....      701      1,653       1,585     2,633      2,889      3,890       5,089     8,141
 Research and
  development...........      717      1,346       1,369     1,362      1,961      1,922       2,981     3,872
 General and
  administrative........      234        399         617       557        726        875         981     1,409
 Amortization of stock-
  based compensation....      123        215         412       674        867      1,085       1,411     1,162
                          -------    -------     -------   -------    -------    -------     -------   -------
   Total operating
    expenses............    1,775      3,613       3,983     5,226      6,443      7,772      10,462    14,584
                          -------    -------     -------   -------    -------    -------     -------   -------
 Loss from operations...   (1,607)    (2,812)     (2,601)   (2,855)    (2,840)    (3,405)     (4,589)   (4,608)
 Interest and other
  income................       91         69          56        90        129        105         331       771
                          -------    -------     -------   -------    -------    -------     -------   -------
   Net loss.............  $(1,516)   $(2,743)    $(2,545)  $(2,765)   $(2,711)   $(3,300)    $(4,258)  $(3,837)
                          =======    =======     =======   =======    =======    =======     =======   =======
As a Percentage of Total
 Revenues:
Revenues:
 License................       21 %       84 %        80 %      65 %       67 %       59 %        67 %      77 %
 Service................       23         11          14        28         28         34          29        22
 Government grant.......       56          5           6         7          5          7           4         1
                          -------    -------     -------   -------    -------    -------     -------   -------
 Total revenues.........      100        100         100       100        100        100         100       100
                          -------    -------     -------   -------    -------    -------     -------   -------
Cost of revenues:
 License................      --         --          --        --           1          2           1         1
 Service................       19         19          26        32         25         22          20        16
 Government grant.......       56          5           6         7          5          7           4         1
                          -------    -------     -------   -------    -------    -------     -------   -------
   Total cost of
    Revenues............       75         24          32        39         31         31          25        18
                          -------    -------     -------   -------    -------    -------     -------   -------
   Gross profit.........       25         76          68        61         69         69          75        82
                          -------    -------     -------   -------    -------    -------     -------   -------
Operating expenses:
 Sales and marketing....      106        157          78        68         55         62          65        67
 Research and
  development...........      108        128          67        35         38         30          38        32
 General and
  Administrative........       35         38          31        15         14         14          12        11
 Amortization of stock-
  based compensation....       19         20          20        17         17         17          18         9
                          -------    -------     -------   -------    -------    -------     -------   -------
   Total operating
    expenses............      268        343         195       135        124        123         133       119
                          -------    -------     -------   -------    -------    -------     -------   -------
 Loss from operations...     (243)      (267)       (128)      (74)       (55)       (54)        (58)      (37)
 Interest and other
  income................       14          7           3         3          3          2           4         6
                          -------    -------     -------   -------    -------    -------     -------   -------
   Net loss.............     (229)%     (260)%      (125)%     (71)%      (52)%      (52)%       (54)%     (31)%
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

Liquidity and Capital Resources

   We raised approximately $50.0 million in September 1999 from an initial public offering of 13,800,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. Prior to the offering we had financed our operations through private sales of common and preferred stock, with net proceeds of $27.7 million. As of December 31, 1999, we had $52.2 million in cash and cash equivalents and $54.2 million in working capital with no outstanding long-term debts.

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

   We must plan and manage our growth effectively in order to offer our product and services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has and will continue to place a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We continue to increase domestically, and to a lesser extent internationally, the scope of our operations, and have added a number of employees. For example, the number of our employees grew from 40 at December 31, 1997 to 290 at December 31, 1999. For us to effectively manage our growth, we must continue to do the following:

  .improve our operational, financial and management controls;

  .improve our reporting systems and procedures;

  .install new management and information control systems; and

  .expand, train and motivate our workforce.

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

   Some of our license agreements require us to place the source code for our product in escrow. These agreements generally provide these customers with a limited, non-exclusive license to use this code if:

  .we fail to provide the product or maintenance and support;

  .we cease to do business without a successor; or

  .there is a bankruptcy proceeding by or against Vitria.

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

   We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

  .develop or enhance our products and services;

  .acquire technologies, products or businesses;

  .expand operations, in the United States or internationally;

  .hire, train and retain employees; or

  .respond to competitive pressures or unanticipated capital requirements.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                       EXECUTIVE OFFICERS AND DIRECTORS

   Our Executive Officers and Directors and information about them as of December 31, 1999 are as follows:

          Name           Age                            Position
          ----           ---                            --------
JoMei Chang, Ph.D.......  47 President, Chief Executive Officer and Director
M. Dale Skeen, Ph.D.....  45 Chief Technology Officer and Director
Jay W. Shiveley, III....  43 Senior Vice President, Worldwide Sales
Aleksander E.
 Osadzinski.............  41 Vice President, Marketing
Paul R. Auvil, III......  36 Vice President, Finance, Chief Financial Officer and Secretary
Frank Yu................  35 Vice President, Engineering
Robert M.
 Halperin(1)(2).........  71 Director
John L. Walecka(1)......  40 Director
William H. Younger,
 Jr.(2).................  50 Director

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

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth summary information concerning the compensation paid to our Chief Executive Officer and four most highly compensated executive officers during the years ended December 31, 1998 and December 31, 1999.

                           Summary Compensation Table

                              Annual Compensation

                                                      Number of
Name and Principal       Fiscal                       Securities        Other
Position                  Year   Salary   Bonus   Underlying Options Compensation
------------------       ------ -------- -------- ------------------ ------------
JoMei Chang, Ph.D.(1)...
 President and Chief      1999  $225,338 $ 75,000     1,700,000          --
 Executive Officer        1998   175,000   75,000           --           --
M. Dale Skeen,
 Ph.D.(2)...............
 Chief Technology         1999   200,272   60,000     1,500,000          --
 Officer                  1998   150,000   60,000           --           --
Jay W. Shiveley, III....
 Senior Vice President,   1999   150,147  240,000       200,000          --
 Worldwide Sales          1998   140,000  210,000       600,000          --
Aleksander E.
 Osadzinski(3)..........
 Vice President,          1999   185,219    5,400       140,000          --
 Marketing                1998    39,965      --      1,200,000          --
Paul R. Auvil, III(4)...  1999   185,960   37,500       200,000          --
 Vice President,          1998   130,517   33,781     1,000,000          --
 Finance,
 Chief Financial Officer
 and Secretary

--------
(1) Dr. Chang's 1999 salary figure includes $90,000 in non-qualified deferred compensation. Dr. Chang's 1998 salary figure includes $9,798 in non-qualified deferred compensation.
(2) Dr. Skeen's 1999 salary figure includes $80,109 in non-qualified deferred compensation. Dr. Skeen's 1998 salary figure includes $8,592 in non-qualified deferred compensation.
(3) Mr. Osadzinski joined our company in October 1998. His annualized 1998 salary was $185,000.
(4) Mr. Auvil joined our company in April 1998. His annualized 1998 salary was $160,000. Mr. Auvil's 1998 salary figure includes a $4,302 payment for reimbursement of relocation expenses.

Option Grants in Fiscal Year 1999

   The following table sets forth each grant of stock options during the fiscal year ended December 31, 1999, to each of the individuals listed on the previous table.

   The exercise price of each option was equal to the fair market value of our common stock as valued by the board of directors on the date of grant. The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

   The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by

  . multiplying the number of shares of common stock subject to a given option by the initial public offering price of $4.00 per share.

  . assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table until the expiration of the options; and

  . subtracting from that result the aggregate option exercise price.

   The shares listed in the following table under "Number of Securities Underlying Options Granted" are subject to vesting. Upon completion of 12 months of service from the vesting start date, 20% of the option shares vest and the balance vest in a series of equal monthly installments over the next four years of service. Each of the options has a ten-year term, subject to earlier termination if the optionee's service with us ceases. See "Employee Stock Plans" for a description of the material terms of these options.

   Percentages shown under "Percent of Total Options Granted to Employees in Fiscal Year" are based on an aggregate of 13,090,400 options granted to employees of Vitria under our stock option plans during the fiscal year ended December 31, 1999.

                                                                                    Potential Realizable
                                                                                      Value at Assumed
                                                                                   Annual Rates of Stock
                           Number of    Percent of Total                           Price Appreciation for
                           Securities   Options Granted                                 Option Term
                           Underlying   to Employees in  Exercise Price Expiration ----------------------
Name                     Option Granted   Fiscal 1999      Per Share       Date        5%         10%
----                     -------------- ---------------- -------------- ---------- ---------- -----------
JoMei Chang, Ph.D.......   1,500,000         11.46%          $2.00       7/11/09   $6,540,668 $13,355,070
                             200,000          1.53            2.50       7/11/09     772,0 89   1,480,676

M. Dale Skeen, Ph.D.....   1,300,000          9.93            2.00       7/11/09    5,668,574  10,274,394
                             200,000          1.53            2.50       7/11/09      772,089   1,480,676

Jay W. Shiveley, III....     200,000          1.53            2.00       7/11/09      772,089   1,480,676

Aleksander E.
 Osadzinski.............     140,000          1.07            2.50       7/11/09      540,462   1,036,473

Paul R. Auvil, III......     200,000          1.53            2.50       7/11/09      772,089   1,480,676

Fiscal Year-End Option Values

   The following table sets forth the number and value of securities underlying unexercised options that are held by each of the individuals listed on the previous page as of December 31, 1999.

   Amounts shown under the columns "Value Realized" and "Value of Unexercised In-the-Money Options at December 31, 1999" are based on $58.50 per share which was the last reported sale price of our stock on December 31, 1999, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares. Vitria's stock option plans allow for the early exercise of options granted to employees. All options exercised early are subject to repurchase by Vitria at the original exercise price, upon the optionee's cessation of service prior to the vesting of the shares.

                                                          Number of
                                                    Securities Underlying     Value of Unexercised
                                                   Unexercised Options at    In-the-Money Options at
                           Shares                     December 31, 1999         December 31, 1999
                         Acquired on     Value    ------------------------- -------------------------
Name                      Exercise     Realized   Exercisable Unexercisable Exercisable Unexercisable
----                     -----------  ----------- ----------- ------------- ----------- -------------
JoMei Chang, Ph.D.......       --             --         --     1,700,000   $       --   $95,950,000

M. Dale Skeen, Ph.D.....       --             --         --     1,500,000           --    84,650,000

Jay W. Shiveley, III....   800,000(1) $46,750,000  1,440,000      160,000    84,240,000    9,360,000

Aleksander E.
 Osadzinski.............       --             --     790,000      100,000    46,215,000    5,850,000

Paul R. Auvil, III......       --             --      40,000      160,000     2,340,000    9,360,000

--------
(1)  Includes 250,000 shares subject to repurchase as of December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2000, by:

  . each of the individuals listed on the "Summary Compensation Table" above;

  .  each of our directors;

  .  all current directors and executive officers as a group; and

  . each person (or group of affiliated persons) who is known by us to own beneficially 5% or more of our common stock.

   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2000 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

   Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage of ownership is based on 126,982,292 shares of common stock outstanding on March 31, 2000. Unless otherwise indicated, the address of each of the individuals named below is: c/o Vitria Technology, Inc., 945 Stewart Drive, Sunnyvale, California 94086.

                                                    Shares Beneficially Owned
                                                      (Including the Number
                                  Shares issuable        of Shares Shown
                                pursuant to Options    in the First Column)
                                Exercisable within  -----------------------------
Name and Address of Beneficial      60 days of
Owner                             March 31, 2000        Number        Percent
------------------------------  ------------------- --------------- -------------
Directors and Executive
 Officers
JoMei Chang, Ph.D.(1).........             --            18,082,348       14.2%
M. Dale Skeen, Ph.D.(1).......             --            22,811,340       18.0%
William H. Younger, Jr.(2)....          80,000            2,424,614        1.9%
John L. Walecka(3)............          80,000           10,555,940        8.3%
Robert M. Halperin(4).........          80,000            5,304,540        4.2%
Jay W. Shiveley, III..........       1,480,000            2,935,100        2.3%
Paul R. Auvil, III(5).........          80,000            1,063,906          *
Aleksander E. Osadzinski(6)...         830,000            1,250,000          *
All directors and executive
 officers as a group (10
 persons)(7)..................       3,680,000           62,761,012       48.0%
5% Stockholders
The Chang Family trust,
 Michael W. Taylor,
 Trustee(8)...................             --             8,979,740        7.1%
Entities affiliated with
 Brentwood Venture Capital....             --            10,475,940        8.3%

--------
* Less than 1%.
 (1) Includes 1,666,676 shares held by Skeen/Chang Investments, L.P., of which Drs. JoMei Chang and M. Dale Skeen are general partners.
 (2) Includes 1,220,588 shares held by Sutter Hill Ventures, a California Limited Partnership, 34,004 shares held by Sutter Hill Ventures Entrepreneurs Fund (AI), L.P., 86,104 shares held by Sutter Hill Ventures Entrepreneurs Fund (QP), L.P., and 1,003,918 shares held by William H. Younger, Jr., Trustee, The Younger Living Trust. Mr. Younger is a general partner of Sutter Hill Ventures and disclaims beneficial ownership of the shares held by Sutter Hill Ventures, Sutter Hill Entrepreneurs Fund (AI), L.P., and Sutter Hill Entrepreneurs Fund (QP), L.P., except to the extent of his proportionate partnership interest therein. Entities affiliated with Sutter Hill Ventures are located at 755 Page Mill Road, Suite A-200, Palo Alto, CA 94304.
 (3) Includes 10,056,902 shares held by Brentwood Associates VIII, L.P. and 419,038 shares held by Brentwood Affiliates Fund, L.P. Mr. Walecka is a general partner of Brentwood Venture Capital and disclaims beneficial ownership of the shares held by these entities except to the extent of his proportionate partnership interest therein. Entities affiliated with Brentwood Venture Capital are located at 3000 Sand Hill Road, Building 2, Suite 290, Menlo Park, CA 94025.

(4) Includes 1,982,808 shares held by Mr. Halperin's children for which he has power of attorney but as to which he does not have dispositive power over and disclaims beneficial ownership of the shares held by his children. Excludes 660,928 shares held in trust for Mr. Halperin's grandchildren. Mr. Halperin does not have voting or dispositive power over and disclaims beneficial ownership of the shares held by his grandchildren's trust.
(5) Includes 600,000 shares subject to repurchase by Vitria within 60 days of March 31, 2000.
(6) Includes 70,000 shares subject to repurchase by Vitria within 60 days of March 31, 2000.
(7) Includes 670,000 shares subject to repurchase by Vitria within 60 days of March 31, 2000. See footnotes (5) and (6).
(8) The Chang Family Trust is a trust for the benefit of family members of Dr. JoMei Chang. Dr. Chang does not have voting or dispositive power over and disclaims beneficial ownership of the shares held by the trust.
(9) Represents 10,056,902 shares held by Brentwood Associates VIII, L.P. and 419,038 shares held by Brentwood Affiliates Fund, L.P. Mr. Walecka is a general partner of Brentwood Venture Capital and disclaims beneficial ownership of the shares held by these entities except to the extent of his proportionate partnership interest therein. Entities affiliated with Brentwood Venture Capital are located at 3000 Sand Hill Road, Building 2, Suite 290, Menlo Park, CA 94025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ITEM

   The following executive officers, directors or holders of more than five percent of our voting securities purchased securities in the amounts as of the date set forth below.

                                                 Shares of Preferred Stock
                          --------------------------------------------------------------------------
                                                                                             Series
                           Common Stock    Series A    Series A1    Series B     Series C       D
                          -------------- ------------- ---------    --------- -------------- -------
Directors and Executive
 Officers
JoMei Chang, Ph.D.......      17,107,512       843,750       --           --             --      --
M. Dale Skeen, Ph.D.....      21,832,500       843,750       --           --             --      --
Robert M. Halperin,(1)..       2,749,992     1,351,664   542,950          --             --      --
William H. Younger,
 Jr.....................             --            --        --           --          23,770  42,292
Entities Affiliated with
 Directors
Brentwood
 Associates(2)..........             --            --        --     4,962,654        497,512 888,888
Sutter Hill Ventures....             --            --        --     4,962,654        497,512 888,888
Other 5% Stockholders
Weston Presidio Capital
 II, L.P................             --            --        --           --       2,860,698 211,760
The Chang Family Trust,
 Michael W. Taylor,
 Trustee(4).............       6,764,988           --  1,357,376          --             --      --
Price Per Share.........  $0.001--$0.625         $0.18     $0.31        $0.91          $2.01   $2.25
Date(s) of Purchase.....   12/94 to 9/98 1/95 and 8/96      5/96(5)     10/97  10/98 to 1/99    5/99

--------
(1) Includes shares held by Mr. Halperin's children and trusts for his grandchildren.
(2) John L. Walecka, one of our directors, is a general partner of venture funds associated with Brentwood Associates.
(3) William H. Younger, Jr., one of our directors, is a general partner of Sutter Hill Ventures.
(4) The Chang Family Trust is a trust for the benefit of family members of Dr. JoMei Chang.
(5) Notes convertible into Series A1 preferred stock were issued in May 1996. The conversion of these notes occurred in December 1997.

   Investor Rights Agreement. Vitria and the preferred stockholders described above have entered into an agreement, pursuant to which these and other preferred stockholders possess registration rights with respect to their shares of common stock. Upon the completion of our initial public offering, all shares of our outstanding preferred stock were automatically converted into an equal number of shares of common stock.

   We have entered into indemnification agreements with our directors and officers for the indemnification of and advancement of expenses to these persons to the full extent permitted by law. We also intend to execute these agreements with our future directors and officers.

   We believe that all of the transactions set forth above were made on terms no less favorable to Vitria than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Vitria and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested directors, and will continue to be on terms no less favorable to Vitria than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----
 1.  Financial Statements Notes to Financial Statements.................  F-7
 2.  Financial Statement Schedules
     All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.
 3.  Exhibits

   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

      (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

                            VITRIA TECHNOLOGY, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  37
Consolidated Balance Sheet.................................................  38
Consolidated Statement of Operations.......................................  39
Consolidated Statement of Stockholders' Equity.............................  40
Consolidated Statement of Cash Flows.......................................  41
Notes to the Consolidated Financial Statements.............................  42

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 21, 2000, except for Note 10,
 which is as of March 22, 2000

                            VITRIA TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 52,218  $ 12,792
  Short-term investments...................................   13,231       --
  Accounts receivable, net.................................   11,443     5,973
  Other current assets.....................................    4,389       180
                                                            --------  --------
    Total current assets...................................   81,281    18,945
  Property and equipment, net..............................    4,452       967
  Other assets.............................................      761        88
                                                            --------  --------
    Total asset............................................ $ 86,494  $ 20,000
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $    401  $    757
  Accrued liabilities......................................   11,016     2,978
  Deferred revenue.........................................   15,627     2,874
                                                            --------  --------
    Total current liabilities..............................   27,044     6,609
                                                            --------  --------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Convertible Preferred Stock: issuable in series, $.001
   par value; 5,000 shares authorized; no shares issued and
   outstanding at December 31, 1999; 13,470 shares
   authorized; 10,445 shares issued and outstanding at
   December 31, 1998.......................................      --         11
  Common Stock: $.001 par value; 250,000 shares authorized;
   123,502 shares issued and outstanding at December 31,
   1999; 61,072 shares issued and outstanding at December
   31, 1998................................................      124        61
Additional paid-in capital.................................   91,228    29,058
Accumulated other comprehensive loss.......................      (54)      --
Unearned stock-based compensation..........................   (7,223)   (5,511)
Notes receivable...........................................     (291)      --
Accumulated deficit........................................  (24,334)  (10,228)
                                                            --------  --------
    Total stockholders' equity.............................   59,450    13,391
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 86,494  $ 20,000
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Revenues:
  License..........................................  $ 21,790  $ 5,198  $   955
  Service..........................................     8,539    1,633    1,425
  Government grant.................................     1,212      796    1,255
                                                     --------  -------  -------
  Total revenues...................................    31,541    7,627    3,635
                                                     --------  -------  -------
Cost of revenues:
  License..........................................       407      --        18
  Service..........................................     6,103    2,109      338
  Government grant.................................     1,212      796    1,255
                                                     --------  -------  -------
    Total cost of revenues.........................     7,722    2,905    1,611
                                                     --------  -------  -------
    Gross profit...................................    23,819    4,722    2,024
                                                     --------  -------  -------
Operating expenses:
  Sales and marketing..............................    20,009    6,572    1,143
  Research and development.........................    10,736    4,794      841
  General and administrative.......................     3,991    1,807      695
  Amortization of stock-based compensation.........     4,525    1,424      --
                                                     --------  -------  -------
    Total operating expenses.......................    39,261   14,597    2,679
                                                     --------  -------  -------
Loss from operations...............................   (15,442)  (9,875)    (655)
Interest and other income..........................     1,336      306       75
                                                     --------  -------  -------
Net loss...........................................   (14,106)  (9,569)    (580)
Deemed preferred stock dividend....................    (1,908)     --       --
                                                     --------  -------  -------
Net loss available to common stockholders..........  $(16,014) $(9,569) $  (580)
                                                     ========  =======  =======
Basic and diluted net loss per share available to
 common stockholders...............................  $  (0.21) $ (0.20) $ (0.01)
                                                     ========  =======  =======
Basic and diluted weighted average shares used in
 the computation of net loss per share available to
 common stockholders...............................    75,748   48,012   39,660
                                                     ========  =======  =======

     The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)

                   Convertible
                    Preferred                                 Accumulated
                      Stock         Common Stock  Additional     Other       Unearned                              Total
                  ---------------  --------------  Paid-In   Comprehensive Stock-Based    Notes    Accumulated Stockholders'
                  Shares   Amount  Shares  Amount  Capital       Loss      Compensation Receivable   Deficit      Equity
                  -------  ------  ------- ------ ---------- ------------- ------------ ---------- ----------- -------------
Balance at
December 31,
1996............    1,520  $   2    52,352 $  52   $   661       $ --            --         --      $    (79)    $    636
Issuance of
Common Stock,
net.............      --     --        644     1        14         --            --         --           --            15
Issuance of
Series A1
Convertible
Preferred Stock
for note
payable.........      950      1       --    --        559         --            --         --           --           560
Issuance of
Series B
Convertible
Preferred Stock,
net.............    5,238      5       --    --      9,463         --            --         --           --         9,468
Net loss........      --     --        --    --        --          --            --         --          (580)        (580)
                  -------  -----   ------- -----   -------       -----       -------      -----     --------     --------
Balance at
December 31,
1997............    7,708      8    52,996    53    10,697         --            --         --          (659)      10,099
Issuance of
Common Stock,
net.............      --     --      8,076     8       609         --            --         --           --           617
Issuance of
Series C
Convertible
Preferred Stock,
net.............    2,737      3       --    --     10,964         --            --         --           --        10,967
Unearned stock-
based
compensation....      --     --        --    --      6,788         --         (6,788)       --           --           --
Amortization of
stock-based
compensation....      --     --        --    --        --          --          1,277        --           --         1,277
Net loss........      --     --        --    --        --          --            --         --        (9,569)      (9,569)
                  -------  -----   ------- -----   -------       -----       -------      -----     --------     --------
Balance at
December 31,
1998............   10,445     11    61,072    61    29,058         --         (5,511)       --       (10,228)      13,391
Issuance of
Series C
Convertible
Preferred Stock,
net.............      107    --        --    --        420         --            --         --           --           420
Issuance of
Series D
Convertible
Preferred Stock,
net.............    1,004      1       --    --      4,513         --            --         --           --         4,514
Conversion of
Preferred to
Common Stock....  (11,556)   (12)   46,224    47       (35)        --            --         --           --           --
Allocation of
discount on
Preferred
Stock...........      --     --        --    --      1,908         --            --         --           --         1,908
Deemed preferred
stock dividend..      --     --        --    --     (1,908)        --            --         --           --        (1,908)
Issuance of
Common Stock,
net.............      --     --     15,940    16    50,744         --            --         --           --        50,760
Unearned stock-
based
compensation,
net.............      --     --        --    --      6,237         --         (6,237)       --           --           --
Amortization of
stock-based
compensation....      --     --        --    --        --          --          4,525        --           --         4,525
Notes
receivable......      --     --        266   --        291         --            --        (291)         --           --
Foreign currency
translation.....      --     --        --    --        --           (3)          --         --           --            (3)
Unrealized loss
on marketable
securities......      --     --        --    --        --          (51)          --         --           --           (51)
Net loss........      --     --        --    --        --          --            --         --       (14,106)     (14,106)
                  -------  -----   ------- -----   -------       -----       -------      -----     --------     --------
Balance at
December 31,
1999............      --   $ --    123,502 $ 124   $91,228       $ (54)      $(7,223)     $(291)    $(24,334)    $ 59,450
                  =======  =====   ======= =====   =======       =====       =======      =====     ========     ========
                  Comprehensive
                      Loss
                  -------------
Balance at
December 31,
1996............    $    --
Issuance of
Common Stock,
net.............         --
Issuance of
Series A1
Convertible
Preferred Stock
for note
payable.........         --
Issuance of
Series B
Convertible
Preferred Stock,
net.............         --
Net loss........        (580)
                  -------------
Balance at
December 31,
1997............    $   (580)
                  =============
Issuance of
Common Stock,
net.............         --
Issuance of
Series C
Convertible
Preferred Stock,
net.............         --
Unearned stock-
based
compensation....         --
Amortization of
stock-based
compensation....         --
Net loss........      (9,569)
                  -------------
Balance at
December 31,
1998............    $ (9,569)
                  =============
Issuance of
Series C
Convertible
Preferred Stock,
net.............         --
Issuance of
Series D
Convertible
Preferred Stock,
net.............         --
Conversion of
Preferred to
Common Stock....         --
Allocation of
discount on
Preferred
Stock...........         --
Deemed preferred
stock dividend..         --
Issuance of
Common Stock,
net.............         --
Unearned stock-
based
compensation,
net.............         --
Amortization of
stock-based
compensation....         --
Notes
receivable......         --
Foreign currency
translation.....          (3)
Unrealized loss
on marketable
securities......         (51)
Net loss........     (14,106)
                  -------------
Balance at
December 31,
1999............    $(14,160)
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss........................................  $(14,106) $(9,569) $  (580)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Gain on sale of fixed assets....................      (114)     --       --
  Depreciation and amortization...................     1,138      255      207
  Provision for doubtful accounts.................       246      350      --
  Stock-based compensation expense................     4,571    1,424      --
Changes in assets and liabilities:
  Accounts receivable.............................    (5,716)  (4,723)  (1,097)
  Other current assets............................    (4,209)    (140)     (58)
  Other assets....................................      (673)     --       (62)
  Accounts payable................................      (356)     546       62
  Accrued liabilities.............................     8,038    2,370      432
  Deferred revenue................................    12,753    2,651      223
                                                    --------  -------  -------
    Net cash provided by (used in) operating
     activities...................................     1,572   (6,836)    (873)
                                                    --------  -------  -------
Cash flows from investing activities:
  Net cash used in purchasing property and
   Equipment......................................    (4,623)    (947)    (431)
  Net cash provided from sale of property and
   equipment......................................       114      --       --
  Net cash used in purchasing securities..........   (13,282)     --       --
                                                    --------  -------  -------
    Net cash used in investing activities.........   (17,791)    (947)    (431)
                                                    --------  -------  -------
Cash flows from financing activities:
  Issuance of convertible note....................       --       --       560
  Issuance of Convertible Preferred Stock, net....     4,934   10,967    9,468
  Issuance of Common Stock, net...................    50,714      470       15
                                                    --------  -------  -------
    Net cash provided by financing activities.....    55,648   11,437   10,043
                                                    --------  -------  -------
Effect of exchange rates on changes in cash and
 cash equivalents.................................        (3)     --       --
Net increase in cash and cash equivalents.........    39,426    3,654    8,739
Cash and cash equivalents at beginning of period..    12,792    9,138      399
                                                    --------  -------  -------
Cash and cash equivalents at end of period........  $ 52,218  $12,792  $ 9,138
                                                    ========  =======  =======
Supplemental non-cash financing activities:
  Issuance of Convertible Preferred Stock to
   founders for convertible note payable..........  $    --   $   --   $   560
                                                    --------  -------  -------
  Issuance of Common Stock for services...........  $     46  $   147  $   --
                                                    --------  -------  -------
  Issuance of Common Stock for notes receivable...  $    291  $   --   $   --
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements

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

   The following summarizes the Company's available-for-sale securities:

                                            Gross Amortized Unrealized Market
                                           --------------------------------------
                                              Cost        Losses        Value
                                           ------------ ------------ ------------
                                                     (in thousands)
   December 31, 1999
   Commercial paper.......................       13,282        (51)        13,231

                            VITRIA TECHNOLOGY, INC.

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

                            VITRIA TECHNOLOGY, INC.

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

                            VITRIA TECHNOLOGY, INC.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
   Numerator:
     Net loss.....................................  $(14,106) $(9,569) $  (580)
     Deemed preferred stock dividend..............    (1,908)     --       --
                                                    --------  -------  -------
   Net loss available to common stockholders......  $(16,014) $(9,569) $  (580)
                                                    ========  =======  =======
   Denominator:
     Weighted average shares......................    85,328   55,524   52,464
     Weighted average Common Stock subject to
      repurchase agreements.......................    (9,580)  (7,512) (12,804)
                                                    --------  -------  -------
   Denominator for basic and diluted calculation..    75,748   48,012   39,660
                                                    --------  -------  -------
   Net loss per share available to common
    stockholders:
     Basic and diluted............................  $  (0.21) $ (0.20) $ (0.01)
                                                    ========  =======  =======

   The following table sets forth the weighted average potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
   Weighted average effect of antidilutive
    securities:
     Preferred Stock..............................    26,760   32,432    9,580
     Convertible debt.............................       --       --     2,228
     Employee stock options.......................     9,562    6,496    2,108
     Common Stock subject to repurchase
      agreements..................................     9,580    7,512   12,804
                                                    --------  -------  -------
       Total......................................    45,902   46,440   26,720
                                                    ========  =======  =======

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

                            VITRIA TECHNOLOGY, INC.

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

   The following table summarizes the revenue from customers in excess of 10% of total customer revenues:

                                                     Year Ended December 31,
                                                     ---------------------------
                                                      1999      1998      1997
                                                     -------   -------   -------
   Company A........................................     -- %      -- %       44%
   Company B........................................     -- %       12%      -- %
   Company C........................................     -- %       30%      -- %
   Company F........................................      11%      -- %      -- %
   Government grant.................................     -- %       10%       37%

   The following table summarizes receivables from customers in excess of 10% of total accounts receivable:

                                                                December 31,
                                                                ---------------
                                                                 1999     1998
                                                                ------   ------
   Company C...................................................    -- %      49%
   Company D...................................................    -- %      13%
   Company E...................................................    -- %      10%
   Company G...................................................     18%     -- %
   Company H...................................................     14%     -- %

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

                            VITRIA TECHNOLOGY, INC.

Note 2--Balance Sheet Components (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
   Accounts receivable, net:
     Accounts receivable....................................... $11,784  $5,884
     Unbilled consulting services..............................     --      100
     Unbilled grant revenue....................................     238     322
                                                                -------  ------
                                                                 12,022   6,306
     Less: Allowance for doubtful accounts.....................    (579)   (333)
                                                                -------  ------
                                                                $11,443  $5,973
                                                                =======  ======
   Property and equipment, net:
     Computer equipment........................................ $ 1,851  $  479
     Software licenses.........................................     859     124
     Furniture and fixtures....................................   1,149     404
     Leasehold improvements....................................   1,690     263
                                                                -------  ------
                                                                  5,549   1,270
     Less: Accumulated depreciation and amortization...........  (1,097)   (303)
                                                                -------  ------
                                                                $ 4,452  $  967
                                                                =======  ======
   Accrued liabilities:
     Payroll and related expense............................... $ 5,266  $1,941
     Professional services.....................................   1,191     123
     Other.....................................................   4,559     914
                                                                -------  ------
                                                                $11,016  $2,978
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

                            VITRIA TECHNOLOGY, INC.

   Deferred tax assets and liabilities consist of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Deferred tax assets:
     Net operating loss carryforwards......................... $ 5,059  $ 2,656
     Accruals and allowances..................................   1,338      492
     Research credits.........................................   1,369      519
     Capitalized expenses.....................................     673      --
                                                               -------  -------
     Net deferred tax assets..................................   8,439    3,667
     Valuation allowance......................................  (8,439)  (3,667)
                                                               -------  -------
                                                               $   --   $   --
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

Note 4--Government Grants:

   During January 1996, the Company received a grant award from the National Institute of Standards and Technology ("NIST") totaling $2,000,000 to conduct research and provide technical and business reports on a project to create a highly flexible technology to simplify the task of integrating and sharing real-time data among many different planning, tracking and control systems. The grant reimburses the Company's allowable expenses over a period of two years with $990,000 and $1,010,000 budgeted for the grant years ended January 25, 1998 and 1997, respectively. NIST requires the Company to comply with certain cost accounting and reporting requirements, as applicable. For the periods ending December 31, 1997 and 1996, the Company recognized revenue for grant-related expenditures in the amount of $1,016,000 and $984,000, respectively. In October 1997, the Company received an additional NIST grant totaling $2,000,000 to investigate at least three categories of Model-Driven Components. The grant reimburses the Company's allowable expenses over a period of two years with $1,030,000 and $970,000 of the amended budget for the grant years ending September 30, 1999 and 1998, respectively. Additionally, NIST requires the Company to comply with certain cost accounting and reporting requirements, as applicable. For the period ended December 31, 1999, 1998 and 1997, the Company has incurred reimbursable costs of $624,000, $822,000 and $467,000, respectively, in grant-related expenditures. Also in November 1997, the Company received a joint-venture NIST grant totaling $1,600,000 to help develop technology to enable the building of integrated manufacturing applications for multi-company supply chain planning and execution. The grant reimburses the Company's allowable expenses over a period of three years with $650,000, $650,000 and $300,000 of the amended budget for the grant years ending December 31, 2000, 1999 and 1998, respectively. Additionally, NIST requires the Company to comply with certain cost accounting and reporting requirements, as applicable. For the periods ended December 31, 1999, 1998 and 1997, the Company has incurred reimbursable costs of $587,000, $297,000, and $30,000 respectively, in reimbursable expenditures.

   The Company incurs costs in connection with the NIST grants and in some cases, additional approval by the grant officer is required. Amounts received subject to NIST grant approval are accrued, which totaled $581,000 at each of December 31, 1999 and 1998 respectively. Such amounts will be recognized as revenue or refunded, depending upon the outcome of the approval process.

                            VITRIA TECHNOLOGY, INC.

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

   Future net minimum lease payments, under noncancelable operating leases at December 31, 1999, including the Company's new facility lease entered into in December 1999 are as follows (in thousands):

   Year ending December 31,                                     Operating Leases
   ------------------------                                     ----------------
   2000........................................................     $ 3,171
   2001........................................................       3,145
   2002........................................................       3,176
   2003........................................................       2,621
   2004........................................................       1,534
   2005 and thereafter.........................................       4,538
                                                                    -------
   Total minimum lease payments................................     $18,185
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

Note 6--Common Stock:

   In September 1999, the Company completed an initial public offering of 13,800,000 shares of Common Stock of $4 per share, proceeds were approximately $50.0 million net of issuance costs.

   The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 250,000,000 shares Common Stock. A portion of the shares sold to employees are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 1999 and 1998, there were approximately 6,342,000 and 12,224,000 shares, respectively, subject to repurchase.

   During the years ended December 31, 1999 and 1998, the Company issued 50,400 and 210,000 shares, respectively, of Common Stock to consultants in exchange for services. In connection with these issuances the Company recorded expenses of $46,000 and $147,000 based on the fair value of the Common Stock on the date of grant.

                            VITRIA TECHNOLOGY, INC.

 Stock split

   In December 1999, the Board of Directors approved a two-for-one stock split of the Company's Common Stock. All information presented in these financial statements has been retroactively adjusted to reflect this stock split as well as to reflect the split described in Note 10.

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

   Immediately prior to the completion of the Company's initial public offering all outstanding shares of Convertible Preferred Stock converted into an aggregate of 23,111,230 shares of Common Stock.

   Convertible Preferred Stock prior to the initial public offering was composed of the following, (in thousands):

                                                                 Proceeds Net of
                                                                   Liquidation
                                                  Shares            Issuance
                                          ---------------------- ---------------
                                            Shares     Shares
                   Series                 Authorized Outstanding Amount   Costs
                   ------                 ---------- ----------- ------- -------
   A.....................................    1,520      1,520    $   540 $   526
   A1....................................      950        950        560     560
   B.....................................    6,000      5,238      9,500   9,468
   C.....................................    5,000      2,844     11,433  11,387
   D.....................................    1,200      1,004      4,518   4,514
   Undesignated..........................    1,330        --         --      --
                                            ------     ------    ------- -------
                                            16,000     11,556    $26,551 $26,455
                                            ======     ======    ======= =======

Note 8--Related Party Transactions:

   In August 1999, certain employees of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The aggregate notes face value of the $291,000 bear interest at a rate of 4% per annum and are due in August 2004. The notes are collateralized by the 266,000 shares of Common Stock issued, which are subject to the Company's right to repurchase which lapses over time. The net amount outstanding has been reflected as a separate component of stockholders' equity.

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

                            VITRIA TECHNOLOGY, INC.

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

 Equity Incentive Plans

   In March 1995, the Company adopted the 1995 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock bonuses and restricted stock to employees, directors and consultants of the Company. In October 1998, the Company adopted the 1998 Executive Incentive Plan which provides for the granting of stock options to employees, directors and consultants. Options granted under the 1995 Equity Incentive Plan and the 1998 Executive Incentive Plan (the "Plans") may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISO may be granted only to employees (including officers and directors who are also employees) of the Company. NSO may be granted to employees and consultants of the Company. In 1996 and 1995, the Company sold 4,020,000 shares of Common Stock to employees under the 1995 Equity Incentive Plan. In January 1999 and December 1998, the Company sold 95,000 of the Series C Convertible Preferred Stock to employees under the 1995 Equity Incentive Plan.

   In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the "Amended Plans"). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. The Company has reserved 48,028,000 shares of Common Stock for issuance under the Amended Plans and on December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved will automatically increases by 6.5% of the outstanding Common Stock on a fully-diluted basis, with the number of options granted which qualify as incentive stock options, never to exceed 32,000,000 options issued and available. The remaining number of authorized shares that could be issued under the Amended Plans was 18,212,000 at December 31, 1999.

   Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options covering more than 1,600,000 shares of the Common Stock during any calendar year. Options are exercisable immediately subject to repurchase held by the Company. Such repurchase rights lapse over a maximum period of five years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over five years.

                            VITRIA TECHNOLOGY, INC.

   The following table summarizes information about stock option transactions under the Plans (in thousands, except per share amounts):

                                        Year Ended December 31,
                           ----------------------------------------------------
                                 1999              1998             1997
                           ----------------- ----------------- ----------------
                                    Weighted          Weighted         Weighted
                                    Average           Average          Average
                                    Exercise          Exercise         Exercise
                           Shares    Price   Shares    Price   Shares   Price
                           -------  -------- -------  -------- ------  --------
Outstanding at beginning
 of period...............    7,508   $ 0.09    6,508   $0.06    1,956   $0.03
Granted below fair
 Value...................   11,586     1.47   13,032    0.08      --     0.07
Granted at fair value....    1,768    18.96      --      --     6,332    0.07
Exercised................   (4,998)    0.30   (8,056)   0.06     (804)   0.03
Canceled.................   (1,312)    0.53   (3,976)   0.06     (976)   0.07
                           -------           -------           ------
Outstanding at end of
 period..................   14,552     3.37    7,508    0.09    6,508    0.06
                           =======           =======           ======
Options vested...........    9,160               240              --
                           =======           =======           ======
Weighted average fair
 value of options granted
 during the period.......            $ 4.75            $0.03            $0.02
                                     ======            =====            =====

   The following table summarizes the information about stock options outstanding and exercisable as of December 31, 1999 (in thousands, except per share amounts):

                                        Options Outstanding and Exercisable
                                ---------------------------------------------------
                                   Number      Weighted Average
                                Outstanding  Remaining Contractual Weighted Average
      Range of Exercise Price   in thousands     Life in years      Exercise Price
      -----------------------   ------------ --------------------- ----------------
               $0.07                3,368              8.26            $  0.07
             0.18-0.26              2,432              8.89               0.21
               2.00                 5,022              9.54               2.00
            2.50-40.54              3,730              9.70              10.27
                                  -------
                                   14,552
                                  =======

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

                                                    Year Ended December 31,
                                                    -------------------------
                                                      1999     1998     1997
                                                    --------  -------  ------
   Net loss available to common stockholders:
     As reported................................... $(16,014) $(9,569) $ (580)
                                                    --------  -------  ------
     Pro forma..................................... $(24,438) $(9,628) $ (636)
                                                    --------  -------  ------
   Net loss per share available to common
    stockholders:
   As reported:
     Basic and diluted............................. $  (0.21) $ (0.20) $(0.01)
                                                    --------  -------  ------
   Pro forma:
     Basic and diluted............................. $  (0.32) $ (0.20) $(0.02)
                                                    --------  -------  ------

                            VITRIA TECHNOLOGY, INC.

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

 1999 Employee Stock Purchase Plan

   In June 1999, the Board of Directors adopted, and in July 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan ("Purchase Plan") which provides for the issuance of 6,000,000 shares of Common Stock pursuant to purchase rights granted to employees. Under the plan, eligible employees can have up to 10% of their earnings withheld to be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 27 months. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares that have been issued under the Purchase Plan during the prior 12-month period, so that the reserve automatically is restored to 6,000,000 shares. Such automatic share reserve increase may not exceed 66,000,000 shares in the aggregate over a 10-year period.

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

                            VITRIA TECHNOLOGY, INC.

Note 10--Subsequent Events:

 Secondary Public Offering

   In February 2000, the Company completed a secondary public offering, whereby it sold 3,000,000 shares of Common Stock at $60 per share and received net proceeds of approximately $171.2 million.

 Stock Split

   In March 2000, the Board of Directors approved a two-for-one stock split of the Company's Common Stock, which is effective for all holders of the Company's Common Stock on March 22, 2000. All information presented in these financial statements has been retroactively adjusted to reflect this stock split.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2000.

                                          Vitria Technology, Inc.

                                                 /s/ JoMei Chang, Ph.D.
                                          By: _________________________________
                                                    JoMei Chang, Ph.D.
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                             Title                      Date
             ----------                             -----                      ----
      /s/ JoMei Chang, Ph.D.         President, Chief Executive Officer   April 27, 2000
____________________________________  and Director (Principal Executive
         JoMei Chang, Ph.D.           Officer)
     /s/ Paul R. Auvill, III         Vice President, Finance, Chief       April 27, 2000
____________________________________  Financial Officer and Secretary
        Paul R. Auvill, III           (Principal Financial and Accounting
                                      Officer)
     /s/ M. Dale Skeen, Ph.D.        Chief Technology Officer and         April 27, 2000
____________________________________  Director
        M. Dale Skeen, Ph.D.
      /s/ Robert M. Halperin         Director                             April 27, 2000
____________________________________
         Robert M. Halperin
   /s/ William H. Younger, Jr.       Director                             April 27, 2000
____________________________________
      William H. Younger, Jr.
       /s/ John L. Walecka           Director                             April 27, 2000
____________________________________
          John L. Walecka

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