Form 10-Q
period 2000-03-31
VITRIA TECHNOLOGY INC
filed 2000-05-15
CIK 1050808

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q
                               ________________

                                  (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

                                      OR

       [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ____________.

                       Commission file number:  0-27207

                            VITRIA TECHNOLOGY, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                             77-0386311

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

                               ________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Vitria's common stock, $.001 par value, outstanding as of April 24, 2000 was 126,978,292 shares.

VITRIA  TECHNOLOGY, INC.

Index                                                                                             Page
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

         Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999              3

         Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2000 and March 31, 1999                                                     4

         Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2000 and March 31, 1999                                                     5

         Notes to the Condensed Consolidated Financial Statements                                   6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations      8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                13

PART II: Other  Information

Item 2:  Changes in Securities and Uses of Proceeds                                                23

Item 6:  Exhibits and Reports on Form 8-K                                                          23

Signature                                                                                          24

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            Vitria Technology Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                  March 31,                December 31,
                                                                    2000                      1999
                                                         ------------------------    ----------------------
                                                                (unaudited)                  (Note 1)
                          Assets
Current Assets:
  Cash and cash equivalents                              $                188,016    $               52,218
   Short-term investments                                                  59,070                    13,231
  Accounts receivable, net                                                 23,263                    11,443
  Other current assets                                                      9,217                     4,389
                                                         ------------------------    ----------------------
    Total current assets                                                  279,566                    81,281
Property and equipment, net                                                 5,449                     4,452
Other assets                                                                  805                       761
                                                         ------------------------    ----------------------
    Total Assets                                         $                285,820    $               86,494
                                                         ========================    ======================


              Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                       $                    662    $                  401
  Accrued payroll and related                                               9,013                     5,266
  Accrued professional services                                             1,766                     1,191
  Other accrued liabilities                                                 5,605                     4,559
  Deferred revenue                                                         38,912                    15,627
                                                         ------------------------    ----------------------
    Total current liabilities                                              55,958                    27,044

Stockholders' Equity:
   Common stock                                                               127                       124
   Additional paid-in capital                                             262,405                    91,228
   Accumulated other comprehensive loss                                       (61)                      (54)
   Unearned stock-based compensation                                       (6,159)                   (7,223)
   Notes receivable                                                          (291)                     (291)
   Accumulated deficit                                                    (26,159)                  (24,334)
                                                         ------------------------    ----------------------
     Total stockholders' equity                                           229,862                    59,450
                                                         ------------------------    ----------------------


     Total liabilities and stockholders' equity          $                285,820    $               86,494
                                                         ========================    ======================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                 Three months ended
                                                       March 31,
                                                2000             1999
                                          ---------------   --------------
Revenues:
 License                                  $        16,318   $        3,487
 Service                                            4,133            1,472
 Government grant                                      84              250
                                          ---------------   --------------
   Total revenues                                  20,535            5,209

Cost of sales:
 License                                              383               62
 Service                                            3,609            1,294
 Government grant                                      84              250
                                          ---------------   --------------
   Total cost of sales                              4,076            1,606

                                          ---------------   --------------
Gross profit                                       16,459            3,603

Operating expenses:
 Sales and marketing                               11,662            2,889
 Research and development                           5,282            1,961
 General and administrative                         2,189              726
 Amortization of stock-based compensation           1,064              867
                                          ---------------   --------------
   Total operating expenses                        20,197            6,443
                                          ---------------   --------------


Loss from operations                               (3,738)          (2,840)
Other income, net                                   1,913              129
                                          ---------------   --------------
Net loss                                  $        (1,825)  $       (2,711)
                                          ===============   ==============


Basic and diluted net loss per share      $         (0.02)  $        (0.06)
                                          ===============   ==============


Weighted average shares used in computing
 and diluted net loss per share                   119,557           48,579
                                          ===============   ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                      Three months ended
                                                                                   March 31,         March 31,
                                                                                     2000              1999
                                                                                ------------       -----------
Cash flows from operating activities:
 Net loss                                                                       $   (1,825)        $   (2,711)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                      545               159
     Amortization of deferred stock compensation                                      1,064               867
     Provision for doubtful accounts                                                    543               118
     Changes in assets & liabilities:
      Accounts receivable                                                           (12,363)              600
      Other current assets                                                           (4,828)             (110)
      Other assets                                                                      (44)              (55)
      Accounts payable                                                                  261              (426)
      Accrued liabilities                                                             5,368              (370)
      Deferred revenue                                                               23,285               403
                                                                                -----------        ----------
         Net cash provided by (used in) operating activities                         12,006            (1,525)
                                                                                -----------        ----------

Cash flows from investing activities:
  Purchases of  property and equipment                                               (1,542)             (299)
  Purchases of  investments                                                         (73,416)                -
  Maturities of investments                                                          27,577                 -
                                                                                -----------        ----------
      Net cash used in investing activities                                         (47,381)             (299)
                                                                                -----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of convertible preferred stock, net                              -               420
  Proceeds from issuance of common stock, net                                       171,180                56
                                                                                -----------        ----------
      Net cash provided by financing activities                                     171,180               476
                                                                                -----------        ----------

Foreign currency translation adjustment                                                  (7)                -


Net increase(decrease) in cash and cash equivalents                                 135,798            (1,348)

Cash and cash equivalents at beginning of period                                     52,218            12,792
                                                                                -----------        ----------

Cash and cash equivalents at end of period                                      $   188,016        $   11,444
                                                                                ===========        ==========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, these condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999.   The results of the
Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

2) Net Loss Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less the weighted average number of shares subject to repurchase. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants. For the three months ended March 31, 2000 and March 31, 1999, potential common shares totalled 19,683,000 and 57,792,000 respectively, and are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

(in thousands, except per share amounts)

                                                     Three months ended
                                                          March 31,
                                                   2000               1999
                                             ---------------     -------------
Net loss                                     $        (1,825)    $      (2,711)
                                             ===============     =============
Basic and diluted
  Weighted average shares of common stock
    outstanding                                      125,247            61,073
  Less: weighted average common shares
    subject to repurchase                             (5,690)          (12,494)
                                             ---------------     -------------
Weighted average shares used in computing
    basic and diluted net loss per share             119,557            48,579
                                             ===============     =============
Basic and diluted net loss per share         $         (0.02)         $  (0.06)
                                             ===============     =============

3) Comprehensive Income

     Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Vitria's total comprehensive earnings (losses) were as follows (in thousands):

                                                     Three months
                                                        ended
                                                       March 31,
                                                 2000            1999
                                           ---------------   --------------

Net loss                                   $        (1,825)  $       (2,711)
Other comprehensive income:
 Foreign translation adjustment                         (7)               -
                                           ---------------   --------------

  Comprehensive net income (loss)          $        (1,832)  $       (2,711)
                                           ===============   ==============


4) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133, as ammended, is effective for the Company's 2001 fiscal year. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending March 31, 2001 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and amended it in March 2000. The Company is required to adopt the provision of SAB 101 in its fiscal quarter ended June 30, 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption.

5) Follow-on Offering

     In February 2000, the Company completed a follow-on public offering of 3,000,000 shares of common stock and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $171.2 million.

6. Stock Split

     In March 2000, the Company's Board of Directors approved a two for one stock split of the Company's common stock. This stock split was effected in the form of a dividend for all holders of the Company's common stock as of March 22, 2000 and distributed in April 2000. All share and per share amounts have been restated for all periods presented to reflect this stock split.

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

     We market our product through our direct sales force, and augment our marketing efforts through relationships with system integrators, value-added resellers and technology vendors. We opened an office in the United Kingdom in June 1999, offices in Germany and Japan in March 2000, and plan to expand further into Europe and the Asia Pacific region in this fiscal year.

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

     We have a limited operating history which makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest significantly in sales, marketing and research and development and expect to incur future operating losses. Our operating expenses are relatively fixed and are based on anticipated revenue trends; a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and could result in unforeseen losses. Fees from contracts that do not meet our revenue recognition policy requirements are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

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

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended March 31, 2000 and March 31, 1999 expressed as a percentage of total revenues.

     Results of Operations Table

      As a percent of revenues

                                                      Three months ended
                                                           March 31,
                                                    2000            1999
                                                ------------     -----------
Revenues
 License                                                  80%             67%
 Service                                                  20%             28%
 Government grant                                          0%              5%
                                                ------------     -----------
Total revenues                                           100%            100%


Cost of sales
 License                                                   2%              1%
 Service                                                  18%             25%
 Government grant                                          0%              5%
                                                ------------     -----------
Total cost of sales                                       20%             31%
                                                ------------     -----------

Gross profit                                              80%             69%

Operating expense
 Sales and marketing                                      57%             55%
 Research and development                                 25%             38%
 General and administrative                               11%             14%
 Amortization of stock-based compensation                  5%             17%
                                                ------------     -----------
Total operating expenses                                  98%            124%

Loss from operations                                     (18)%           (55)%
Other income, net                                          9 %             3%
                                                ------------     -----------
Net loss                                                  (9)%           (52)%
                                                ============     ===========


Results of Operations
For the three months ended March 31, 2000 and 1999

REVENUES

     LICENSE. License revenues increased 368% to $16.3 million in the quarter ended March 31, 2000 from $3.5 million in the quarter ended March 31, 1999. This increase was the result of the growth in the number of licenses to new customers and to a higher average transaction size. Our average transaction size has increased due to larger deployments by customers.

     SERVICE. Service revenues increased 181% to $4.1 million in the quarter ended March 31, 2000 from $1.5 in the quarter ended March 31, 1999. This increase is due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. We expect these service revenues to continue to increase as we support new deployments of our products.

     GOVERNMENT GRANT. Government grant revenues decreased 66% to $84,000 in the quarter ended March 31, 2000 from $250,000 in the quarter ended March 31, 1999. Government grant revenues vary from quarter to quarter based upon the extent to which our internal development resources are deployed to work on activities covered under the grants. We do not expect to receive future government grant revenues other than from existing grants.

COST OF REVENUES

     LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our product, which we began selling in
fiscal 1999.   Cost of license revenues were $383,000 in the quarter ended March
31, 2000, an increase of 518% from $62,000 in the quarter ended March 31, 1999. The increase in cost of license revenues was attributable to increased sales of products which incorporate third party technology. We expect these costs to increase in future quarters as license volume for these products increases.

     SERVICE. Cost of service revenues consists of salaries, facility costs, and payments to third party consultants incurred in providing customer support, training and implementation services. Cost of service revenues were $3.6 million in the quarter ended March 31, 2000, an increase of 179% over cost of service revenues of $1.3 million for the quarter ended March 31, 1999. The increase in the cost of service revenues was attributable to the hiring of additional service personnel in anticipation of supporting a larger customer base in future periods. We expect that cost of service revenues will continue to increase in dollar amount as we continue to expand our customer support organization to meet anticipated customer demand.

     GOVERNMENT GRANT. Under the terms of the government grants, we receive reimbursements only for costs incurred in connection with related research activities. Consistent with the grant provisions, these charged costs are exactly equal to the grant revenue recognized.


OPERATING EXPENSES

  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of salaries, commission, field office expenses, travel and entertainment and promotional activities. During the quarter ended March 31, 2000, sales and marketing expenses were $11.7 million, an increase of 304% over sales and marketing expenses of $2.9 million for the three months ended March 31, 1999. The increase was attributable to the expansion of our direct sales force, fees paid to partners assisting in closing new business and increased promotional activity. We expect that sales and marketing expenses will continue to increase in dollar amounts as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. To date, all software development costs have been expensed in the period incurred. During the quarter ended March 31, 2000, research and development expenses were $5.3 million, an increase of 169% over research and development expenses of $2.0 million for the three months ended March 31, 1999. The increase was attributable to an increase in the number of research and development personnel and the use of independent contractors. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in absolute dollars.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, professional service fees and allowances for doubtful accounts. During the quarter ended March 31, 2000, general and administrative expenses were $2.2 million, an increase of 202% over general and administrative expenses of $726,000 for the three months ended March 31, 1999. The increase was attributable to an increase in personnel expense and to an increase in our allowance for doubtful accounts. Personnel expenses increased due to hiring additional staff. Our allowance for doubtful accounts has increased as our receivable balances have increased; receivable balances have doubled from the quarter ended March 31, 1999. We believe that our general and administrative expenses will continue to increase in absolute dollars as a result of our growing operations and the expenses associated with operating as a public company.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted while we were a private company. This difference is amortized over a five year
period starting on the date the options were granted.   Unearned compensation
expense will be reduced for future periods to the extent that options are terminated prior to full vesting. During the quarter ended March 31, 2000, amortization of stock-based compensation expenses was $1.1 million, an increase of 23% over amortization of stock-based compensation expenses of $867,000 for the three months ended March 31, 1999. The increase is due to additional options granted during the period between March 31, 1999 and our initial public offering on September 17, 1999.

     OTHER INCOME, NET.  Other income, net consists of interest income.   Other
income, net increased by 1382% to $1.9 million in the quarter ended March 31, 2000 from $129,000 in the quarter ended March 31, 1999. The increase was due to increased interest income on the proceeds from our initial public offering in September, 1999 and the follow-on offering in February, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we have $188 million in cash and cash equivalents, $59 million in short-term investments and $224 million in working capital with no outstanding long-term debt.

     Net cash generated in operating activities was $12.0 million for the three months ended March 31, 2000. Net cash used in operating activities was $1.5 million for the three months ended March 31, 1999. Compared with the same period a year ago, net cash flows generated in operating activities in 2000 reflects a decrease in net loss, a substantial increase in deferred revenue partially offset by an increase in accounts receivable, and an increase in accrued liabilities partially offset by an increase in other current assets.

     Net cash used in investing activities was $47.4 million in the three months ended March 31, 2000 and $299,000 in the three months ended March 31, 1999. Of this increase in net cash used in investing activities, approximately $46 million is from purchasing investments with the cash received from our initial and follow-on public offerings. The remainder of the increase is due to purchasing fixed assets. We expect that capital expenditures will continue to increase to the extent we continue to increase the number of people we employ and expand our operations.

     Net cash generated from financing activities was $171.2 million in the three months ended March 31, 2000, primarily from the net proceeds of our follow-on public offering. Net cash provided by financing activities was $476,000 in the three months ended March 31, 1999, primarily from net proceeds from the issuance of convertible preferred stock.

     We expect to experience a significant growth in our operating expenses for the forseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents including the net proceeds from the initial public offering and our follow-on public offering will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements, or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk on our investments of excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on March 31, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred substantial losses since inception as we funded the development of our products and technologies, and through our efforts to expand our sales and marketing organization. Our net loss for 1999 was $16.0 million, and our net loss for the three months ended March 31, 2000 was $1.8 million. As of March 31, 2000, we had an accumulated deficit of $26.2 million. We intend to continue to invest heavily in sales, marketing and research and development. As a result, we will need to significantly increase our quarterly revenues to achieve profitability. We cannot predict when we will operate profitably, if at all.

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

OUR PRODUCT MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

     The limited sales and deployment of our product, and limited acceptance of process automation technology, makes our prospects difficult to predict. In addition, we have only licensed our product to a small number of customers, and only a portion of these customers have commenced commercial deployment. The deployment of our product requires interoperability with a variety of software applications and systems and, in some cases, the ability to process a high number of transactions per second. If our product fails to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to license our product to additional customers.

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

     A relatively small number of customers account for a significant portion of our total revenues. In 1999, sales to our ten largest customers accounted for 49% of total revenues. In the three months ended March 31, 2000, sales to our
ten  largest customers accounted for 45% of total revenues.   However, no one
single customer accounted for more than 10% of revenue in the three months ended March 31, 2000.

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

     EAI VENDORS. We face competition from vendors offering Enterprise Application Integration, or EAI, software products. These vendors include Active Software, Inc., CrossWorlds Software, Inc., and New Era of Networks, Inc., also known as NEON. A number of other companies are offering products that address different aspects of our solution, including Tibco Software, Inc., BEA Systems, Inc., WebMethods, Inc., Sun Microsystems, Inc. and IBM Corporation. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality.

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

OUR SALES ARE CONCENTRATED IN THE TELECOMMUNICATIONS, SUPPLY CHAIN AND FINANCIAL SERVICES INDUSTRIES AND IF OUR CUSTOMERS IN THESE MARKETS DECREASE THEIR INFORMATION TECHNOLOGY SPENDING, OR WE FAIL TO PENETRATE OTHER INDUSTRIES, OUR REVENUES MAY DECLINE.

     We expect to continue to direct our sales and marketing efforts toward companies in the telecommunications, supply chain and financial services industries. Sales to customers in the telecommunications, supply chain and financial services industries accounted for 92% of total revenues in the three months ended March 31, 2000. If we fail to penetrate these vertical markets our operating results may suffer. Given our limited market penetration, the high degree of competition and the rapidly changing environment in these industries, there is no assurance that we will be able to continue sales in these industries at current levels.

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

IF WE ARE NOT SUCCESSFUL IN DEVELOPING PACKAGED VERSIONS OF OUR PRODUCT, OUR ABILITY TO INCREASE FUTURE REVENUES COULD BE HARMED.

     We intend to develop packaged versions of our product which incorporate business processes of specific industries, including telecommunications, supply chain and financial services. This presents technical challenges and will require collaboration with system integrators and the commitment of significant resources. If we are not successful in developing these targeted products or these products do not achieve market acceptance, our ability to increase future revenues could be harmed.

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

OUR PRODUCT RELIES ON THIRD-PARTY PROGRAMMING TOOLS AND APPLICATIONS.   IF WE
LOSE ACCESS TO THESE TOOLS AND APPLICATIONS, OR ARE UNABLE TO MODIFY OUR PRODUCT IN RESPONSE TO CHANGES IN THESE TOOLS AND APPLICATIONS, OUR REVENUES COULD DECLINE.

     Our programs utilize Java programming technology provided by Sun Microsystems. We also depend upon access to the interfaces, known as "APIs," used for communication between external software products and packaged application software. Our access to APIs of third-party applications are controlled by the providers of these applications. If the application provider denies or delays our access to APIs, our business may be harmed. Some application providers may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their APIs. In addition, we license technology related to the connectivity of our product to third-party database and other applications. Loss of the ability to use this technology, delays in upgrades, or failure of these third parties to support these technologies could cause our revenues to decline.

WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY IF NEW VERSIONS AND RELEASES OF OUR PRODUCT CONTAIN ERRORS OR DEFECTS.

     Our product and its interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction which has resulted in additional research and development expenses. To date, these additional expenses have not been material. For example, we discovered problems with respect to the ability of software written in Java to run sufficiently fast to meet the needs of users in some high performance applications. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. We may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using our product for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

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

     In particular, we continue to add new software systems to complement and enhance our existing accounting, human resource and sales and marketing software systems. If we fail to install these systems in an efficient and timely manner, or if the new systems fail to adequately support our level of operations, then we could incur substantial additional expenses to remedy these failures.

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

     We have recently opened offices in the United Kingdom, Japan and Germany and intend to establish additional offices in Europe and the Asia Pacific region. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed.

FAILURE OF OUR PROSPECTIVE INTERNET CUSTOMERS TO RECEIVE NECESSARY FUNDING COULD HARM OUR BUSINESS.

     Our targeted customers include rapidly growing Internet companies. Most privately and publicly held Internet companies require outside cash sources to continue operations. To the extent additional funding is less available for Internet companies as a result of a stock market decline or other factors, demand for our products may decline significantly and thereby reduce our revenues.

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

                                    PART II
                               OTHER INFORMATION

1. Legal Proceedings.

None.

2. Changes in Securities and Use of Proceeds

     On February 11, 2000 Vitria commenced a follow-on public offering, at $60.00 per share, of 3,000,000 shares of common stock, pursuant to a registration statement on Form S-1 (Commission File No. 333-95319) declared effective on February 11, 2000. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston, Merrill Lynch, Robertson Stephens, and Wit Soundview. The aggregate offering price of the shares offered by Vitria was $180,000,000, less underwriting discounts and commissions of $8,100,000 and expenses of approximately $700,000. The proceeds are to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional research and development, sales and marketing efforts.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

a)  Exhibits:

    10.1 Lease agreement dated March 20, 2000 between Opus/AEW Office Development Company, L.L.C. and Vitria Technology, Inc.

    27.1   Financial Data Schedule

b) Vitria filed a report on Form 8-K dated March 23, 2000, in which Vitria announced a change in its independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2000                                   Vitria Technology, Inc.

                                               By /s/ Paul R. Auvil, III
                                                  ----------------------
                                               Paul R. Auvil, III
                                               Vice President, Finance, Chief
                                               Financial
                                               Officer and Secretary