Form 10-Q
period 2000-06-30
VITRIA TECHNOLOGY INC
filed 2000-08-14
CIK 1050808

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-Q
                                  ___________

                                  (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _______ to ________.

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

                                  ___________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Vitria's common stock, $.001 par value, outstanding as of July 31, 2000 was 127,568,245 shares.

VITRIA  TECHNOLOGY, INC.

Index

                                                                                                    Page
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

         Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                  3

         Condensed Consolidated Statements of Operations for the three and six months ended
              June 30, 2000 and June 30, 1999                                                          4

         Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 2000 and June 30, 1999                                                          5

         Notes to the Condensed Consolidated Financial Statements                                      6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations         8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                   13

PART II: Other Information

Item 1:  Legal Proceedings                                                                            24

Item 2:  Changes in Securities and Uses of Proceeds                                                   24

Item 3:  Defaults Upon Senior Securities                                                              24

Item 4:  Submission of Matters to a Vote of Security Holders                                          24

Item 5:  Other Information                                                                            24

Item 6:  Exhibits and Reports on Form 8-K                                                             24

Signature                                                                                             25

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Vitria Technology, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                          June 30,                   December 31,
                                                            2000                        1999
                                                         -----------                 ------------
                                                         (unaudited)
                          Assets
Current Assets:
  Cash and cash equivalents                              $    156,482                $     52,218
  Short term investments                                       69,731                      13,231
  Accounts receivable, net                                     41,942                      11,443
  Other current assets                                         11,965                       4,389
                                                         ------------                ------------
      Total current assets                                    280,120                      81,281

Restricted investments                                         17,427                           -
Property and equipment, net                                     8,114                       4,452
Other assets                                                      914                         761
                                                         ------------                ------------
      Total Assets                                       $    306,575                $     86,494
                                                         ============                ============

                Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                       $      1,459                $        401
  Accrued payroll and related                                  12,676                       5,266
  Accrued professional services                                 3,436                       1,191
  Other accrued liabilities                                     8,953                       4,559
  Deferred revenue                                             47,596                      15,627
                                                         ------------                ------------
      Total current liabilities                                74,120                      27,044

Stockholders' Equity:
  Common Stock                                                    128                         124
  Additional paid-in capital                                  263,873                      91,228
  Accumulated other comprehensive income (loss)                    27                         (54)
  Unearned stock-based compensation                            (5,151)                     (7,223)
  Notes receivable from stockholders                             (291)                       (291)
  Accumulated deficit                                         (26,131)                    (24,334)
                                                         ------------                ------------
      Total stockholders' equity                              232,455                      59,450
                                                         ------------                ------------

      Total liabilities and stockholders' equity         $    306,575                $     86,494
                                                         ============                ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statement of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                          June 30,
                                                           2000          1999               2000          1999
                                                        ----------    ----------         ----------    ----------
Revenues:
   License                                              $   25,273    $    3,691         $   41,591    $    7,178
   Service                                                   6,436         2,158             10,569         3,630
   Government grant                                             44           450                128           700
                                                        ----------    ----------         ----------   -----------
Total revenues                                              31,753         6,299             52,288        11,508

Cost of sales:
   License                                                     305           122                688           184
   Service                                                   4,526         1,360              8,135         2,654
   Government grant                                             44           450                128           700
                                                        ----------    ----------         ----------   -----------
Total cost of sales                                          4,875         1,932              8,951         3,538
                                                        ----------    ----------         ----------   -----------
Gross profit                                                26,878         4,367             43,337         7,970

Operating expenses
   Sales and marketing                                      19,859         3,890             31,521         6,779
   Research and development                                  6,215         1,922             11,497         3,883
   General and administrative                                3,227           875              5,416         1,601
   Amortization of stock-based compensation                    976         1,085              2,040         1,952
                                                        ----------    ----------         ----------   -----------
Total operating expenses                                    30,277         7,772             50,474        14,215
                                                        ----------    ----------         ----------   -----------

Loss from operations                                        (3,399)       (3,405)            (7,137)       (6,245)
   Other income, net                                         3,494           105              5,407           234
                                                        ----------    ----------         ----------   -----------
Net income (loss) before income taxes                           95        (3,300)            (1,730)       (6,011)

   Provision for income taxes                                   67             0                 67             0
                                                        ----------    ----------         ----------   -----------

Net income (loss)                                               28        (3,300)            (1,797)       (6,011)

Deemed preferred stock dividend                                  0        (1,908)                 0        (1,908)
                                                        ----------    ----------         ----------   -----------

Net income (loss) available to common stockholders      $       28    $   (5,208)         $  (1,797)  $    (7,919)
                                                        ==========    ==========          =========   ===========

Basic net income (loss) per share                       $     0.00    $    (0.10)         $   (0.01)  $     (0.15)
                                                        ==========    ==========          =========   ===========

Diluted income (loss) per share                         $     0.00    $    (0.10)         $   (0.01)  $     (0.15)
                                                        ==========    ==========          =========   ===========

Weighted average shares used in computing basic
   net income (loss) per share                             122,229        51,320          $ 120,894        52,392
                                                        ==========    ==========          =========   ===========

Weighted average shares used in computing diluted
   net income (loss) per share                             139,657        51,320            120,894        52,392
                                                        ==========    ==========          =========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                         Six months ended         Six months ended
                                                                            June 30,                 June 30,
                                                                             2000                     1999
                                                                         ----------------         ----------------
Cash flows from operating activities:
 Net loss                                                                $        (1,797)         $        (6,011)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation                                                                   1,135                      420
    Amortization of deferred stock-based compensation                              2,040                      199
    Provision for doubtful accounts                                                  717                    1,952
    Changes in assets & liabilities:
      Accounts receivable                                                        (31,216)                  (1,966)
      Other current assets                                                        (7,576)                  (1,639)
      Other assets                                                                  (153)                    (382)
      Accounts payable                                                             1,058                     (730)
      Accrued liabilities                                                         14,049                    2,458
      Deferred revenue                                                            31,969                    5,806
                                                                         ----------------         ---------------
        Net cash provided by operating activities                                 10,226                      107
                                                                         ----------------         ---------------
Cash flows from investing activities
 Net cash used in purchasing property and equipment                               (4,797)                  (1,769)
 Net cash used in purchasing investments                                        (127,467)                       -
 Net cash provided from maturities of investments                                 53,602                        -
                                                                         ----------------         ---------------
        Net cash used in investing activities                                    (78,662)                  (1,769)
                                                                         ----------------         ---------------
Cash flows from financing activities:
 Issuance of convertible preferred stock, net                                          -                    4,934
 Issuance of common stock, net                                                   172,681                      461
                                                                         ----------------         ---------------
        Net cash provided by financing activities                                172,681                    5,395
                                                                         ----------------         ---------------

Effect of exchange rates on changes in cash and cash equivalents                      19                       -

Net increase in cash and cash equivalents                                        104,264                    3,733

Cash and cash equivalents at beginning of period                                  52,218                   12,792
                                                                         ----------------         ---------------
Cash and cash equivalents at end of period                               $       156,482          $        16,525
                                                                         ================         ===============

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

2)  Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Basic earnings per share does not include shares subject to the Company's right of repurchase, which lapses ratably over the related vesting term. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding plus potential common shares. Potential common shares are composed of common stock subject to the Company's right of repurchase and common stock issuable upon the exercise of stock options, warrants, convertible notes and preferred stock. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                  Three months ended                  Six months ended
                                                             June 30,           June 30,         June 30,           June 30,
                                                               2000               1999             2000               1999
                                                            ------------      -------------    ------------      ------------
Numerator for basic and diluted net income (loss) per
 share:
     Net income (loss)                                      $           28     $    (3,300)    $       (1,797)    $    (6,011)
     Deemed preferred stock dividends                                    -          (1,908)                 -          (1,908)
                                                             -------------      ----------      -------------      ----------
Numerator for basic and diluted net income (loss) per       $           28     $    (5,208)    $       (1,797)    $    (7,919)
 share                                                       =============     ===========     ==============     ===========


Denominator for basic net income (loss)  per share:
   Weighted average shares available to common stock               127,636          61,107            126,443          59,824
    Less shares subject to repurchase                               (5,407)         (9,787)            (5,549)         (7,432)
                                                             -------------      ----------      -------------      ----------

Denominator for basic net income (loss) per share                  122,229          51,320            120,894          52,392
     Dilutive potential common shares, using
            treasury stock method                                   17,428               -                  -               -
                                                             -------------      ----------      -------------      ----------
Denominator for diluted net income (loss) per share                139,657          51,320            120,894          52,392
                                                             =============      ==========      =============      ==========


Basic net income (loss) per share                           $         0.00     $     (0.10)    $        (0.01)    $     (0.15)
                                                            ==============     ===========     ==============     ===========
Diluted net income (loss) per share                         $         0.00     $     (0.10)    $        (0.01)    $     (0.15)
                                                            ==============     ============    ==============     ===========

3) Comprehensive Loss

     Comprehensive loss is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Vitria's total comprehensive (loss) was as follows (in thousands):


                                                               Three months ended                     Six months ended
                                                          June 30,           June 30,            June 30,           June 30,
                                                            2000               1999                2000               1999
                                                         ------------      -------------        ------------      ------------
Net income (loss)                                        $         28      $     (5,208)        $    (1,797)      $    (7,919)

Other comprehensive income:
   Foreign currency translation adjustment                        (11)                -                  27              -
   Unrealized gain (loss) on securities                           (49)                -                  60              -
                                                         ------------      ------------         -----------       -----------
Comprehensive loss                                       $        (32)     $     (5,208)        $    (1,710)      $    (7,919)
                                                         ============      ============         ===========       ===========


4) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for the Company's 2001 fiscal year. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending March 31, 2001 and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and amended it in March and June 2000. The Company is required to adopt the provision of SAB 101 in its fourth fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 is effective July 1, 2000 and will be adopted by the Company at that date. The Company does not expect the adoption of FIN 44 to have a significant impact on its results of operations, financial position or cash flows.


5)  Restricted investments

     Certain of our investments are restricted from use in operations for the purpose of securing standby letters of credit issued in conjunction with two leased facilities whose leases extend, with varying expiration dates, through April 2006 and for which the corresponding letters of credit extend through June 2006. These investments consist of commercial paper and certificates of deposit with maturities of less than one year, which will be reinvested as they mature in amounts then needed to support the letters of credit.

6)  Subsequent Event

     In July 2000, the Company's stockholders approved an amendment to the Company's restated certificate of incorporation to increase Vitria's authorized number of shares of common stock from 250,000,000 to 600,000,000.

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

     We market our product through our direct sales force, and augment our sales efforts through relationships with system integrators, value-added resellers and technology vendors. We opened an office in the United Kingdom in June 1999, offices in Japan, Germany, Canada and Australia in the first six months of 2000, and plan to expand further into Europe and the Asia Pacific region throughout the rest of this calendar year.

     A relatively small number of customers account for a significant portion of our total revenues. In 1999, sales to our ten largest customers accounted for 49% of total revenue. Sales to our ten largest customers accounted for 32% of total revenues in the six months ended June 30, 2000 and 39% of total revenues in the three months ended June 30, 2000. However, no one single customer accounted for more than 10% of total revenue in the six months ended June

30, 2000. As a result, the loss or delay of individual orders can have a significant impact on our revenues. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products.

     We have a limited operating history which makes it difficult to accurately predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue investing significantly in sales, marketing and research in order to reach these goals. Our operating expenses are based on anticipated revenue trends; a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and could result in unforeseen losses. Fees from contracts that do not meet our revenue recognition policy requirements are recorded as deferred revenues. While a portion of our revenues each quarter is derived from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

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

 .  costs and availability of hiring qualified personnel;

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

RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended June 30, 2000 and June 30, 1999 expressed as a percentage of total revenues.


                                                               Three months ended                     Six months ended
                                                                    June 30,                             June 30,
                                                            2000               1999              2000               1999
                                                         -------            -------           -------           --------
Revenues
  License                                                    80%                59%               80%                62%
  Service                                                    20%                34%               20%                32%
  Government grant                                            0%                 7%                0%                 6%
                                                         -------            -------           -------           --------
Total Revenues                                              100%               100%              100%               100%

Cost of revenues
  License                                                     1%                 2%                1%                 2%
  Service                                                    14%                22%               16%                23%
  Government grant                                            0%                 7%                0%                 6%
                                                         -------            -------           -------           --------
Total cost of revenues                                       15%                31%               17%                31%

Gross profit                                                 85%                69%               83%                69%

Operating expenses
  Sales and marketing                                        63%                62%               60%                59%
  Research and development                                   20%                30%               22%                34%
  General and administrative                                 10%                14%               10%                14%
  Amortization of stock-based                                 3%                17%                4%                17%
    compensation
                                                         -------            -------           -------           --------
Total operating expenses                                     96%               123%               96%               124%

Loss from operations                                        (11%)              (54%)             (13%)              (55%)
 Other income, net                                           11%                 2%               10%                 2%
                                                         -------            -------           -------           --------

Net income (loss) before income taxes                         0%               (52%)              (3%)              (53%)
  Provision for income taxes                                  0%                 0%                0%                 0%
                                                         -------            -------           -------           --------

Net income (loss)                                             0%               (52%)              (3%)              (53%)
                                                         =======            =======           =======           =========

Results of Operations
For the three and six months ended June 30, 2000 and 1999

REVENUES

     LICENSE. License revenues increased 585% to $25.3 million in the three months ended June 30, 2000 from $3.7 million in the three months ended June 30, 1999. License revenues increased to $41.6 million in the six months ended June 30, 2000 from $7.2 million in the six months ended June 30, 1999, an increase of 479%. This increase was the result of the growth in the number of licenses to new customers and to a higher average transaction size. Our average transaction size has increased over the prior year due to larger deployments by customers.

     SERVICE. Service revenues increased 198% to $6.4 million in the three months ended June 30, 2000 from $2.2 in the three months ended June 30, 1999. Service revenues for the six months ended June 30, 2000 were 10.6 million, as compared to $3.6 million for the six months ended June 30, 1999, an increase of 191%. This increase is due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. We expect these service revenues to continue to increase as we support new deployments of our products.

     GOVERNMENT GRANT. Government grant revenues decreased 90% to $44,000 in the three months ended June 30, 2000 from $450,000 in the three months ended June 30, 1999. Government grant revenues decreased 82% to $128,000 for the six months ended June 30, 2000 from $700,000 for the six months ended June 30, 1999. Our government grant contracts ended in April, 2000. We do not expect to recognize future government grant revenue except to the extent to which we have recorded in deferred revenue.

COST OF REVENUES

     LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our product, which we began selling in fiscal 1999. Cost of license revenues increased 150% for the three months ended June 30, 2000 to $305,000 as compared to $122,000 for the same three months in the prior fiscal year. Cost of license revenues increased 274% for the six months ended June 30, 2000 to $688,000 as compared to $184,000 for the same six month period in the prior fiscal year. The increase in cost of license revenues was attributable to increased licenses of products which incorporate third party technology. While we expect royalty costs to vary in future quarters as license volume for products which incorporate third party technology fluctuates, cost of license revenues has been three percent or less of total license revenue in all periods in fiscal 1999 and fiscal 2000.

     SERVICE. Cost of service revenues consists of salaries, facility costs, and payments to third party consultants incurred in providing customer support, training and implementation services. Cost of service revenues were $4.5 million in the three months ended June 30, 2000, an increase of 233% over cost of service revenues of $1.4 million for the three months ended June 30, 1999. Cost of service revenues for the six months ended June 30, 2000 increased 207% to $8.1 million, compared to $2.7 million for the six months ended June 30, 1999. Service gross margins declined from 37% in the three months ended June 30, 1999 to 30% in the three months ended June 30, 2000. For the six months ended June 30, 2000, service gross margins declined slightly from 27% to 23% from the same period in the prior year. The decrease in the gross margins was attributable to the hiring of additional service personnel in anticipation of supporting a larger customer base in future periods. In order to provide a high level of service to our rapidly growing customer base, we plan to continue to make significant investments in the services and support organizations. As a result, we expect service gross margins to vary by several percentage points, depending on our mix of revenues and the rate of investment in the services organization.

     GOVERNMENT GRANT. Under the terms of the government grants, we receive reimbursements only for costs incurred in connection with related research activities. Consistent with the grant provisions, these charged costs are exactly equal to the grant revenue recognized.

OPERATING EXPENSES

     SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of salaries, commission, field office expenses, travel and entertainment and promotional activities. During the three months ended June 30, 2000, sales and marketing expenses were $19.9 million, an increase of 411% over sales and marketing expenses of $3.9 million for the three months ended June 30, 1999. Sales and marketing expenses increased 365% for the six months ended June 30, 2000 to $31.5 million compared to $6.8 million for the six months ended June 30, 1999. The increase was attributable to the expansion of our direct sales force, fees paid to partners assisting in closing new business and increased promotional activity. We expect that sales and marketing expenses will continue to increase as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. To date, all software development costs have been expensed in the period incurred. During the three months ended June 30, 2000, research and development expenses were $6.2 million, an increase of 223% over research and development expenses of $1.9 million for the three months ended June 30, 1999. Research and development expenses increased 196% to $11.5 million for the six months ended June 30, 2000 compared to $3.9 million for the six months ended June 30, 1999. The increase was attributable to an increase in the number of research and development personnel and the increased use of independent contractors. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase.

     GENERAL AND ADMINISTRATIVE.    General and administrative expenses consist
of salaries for administrative, executive and finance personnel, information systems costs, professional service fees and allowances for doubtful accounts. During the three months ended June 30, 2000, general and administrative expenses were $3.2 million, an increase of 269% over general and administrative expenses of $875,000 for the three months ended June 30, 1999. General and administrative expenses increased 238% to $5.4 million for the six months ended June 30, 2000 compared to $1.6 million for the six months ended June 30, 1999. The increase was attributable to an increase in personnel expense and an increase in outside professional services hired to support our expanding operations. We believe that our general and administrative expenses will continue to increase as a result of our growing operations and the expenses associated with operating as a public company.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. This difference is amortized using the multiple option approach over a five year period starting on the date the options were granted. Unearned compensation expense will be reduced for future periods to the extent that options are terminated prior to full vesting. During the three months ended June 30, 2000, amortization of stock-based compensation expenses was $976,000, a decrease of 10% over amortization of stock-based compensation expenses of $1.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, amortization of stock based compensation was essentially flat, increasing only 5% over the same six month period of the prior fiscal year. The decrease or increase of this expense is due to the timing of the option grants, the use of the multiple option approach and employee terminations. This expense, which started to decrease in the three month period ended June 30, 2000, is expected to continue to decrease in future periods.

     OTHER INCOME, NET. Other income, net consists primarily of interest income. Other income, net increased by 3,228% to $3.5 million in the three months ended June 30, 2000 from $105,000 in the three months ended June 30, 1999 For the six months ended June 30, 2000, other income, net increased to $5.4 million from $234,000 in the same six month period of the prior year, an increase of 2,211%. The increase was due to increased interest income on the proceeds from our initial public offering in September 1999, and the follow-on offering in February 2000.

Provision for Income Taxes

We recorded an income tax provision of $67,000 in the three month period ended June 30, 2000. The provision relates to income taxes currently payable on income generated in non-US tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had $156.5 million in cash and cash equivalents, $69.7 million in short-term investments, and $206.0 million in working capital with no outstanding long-term debt.

     Net cash generated from operating activities was $10.2 million for the six months ended June 30, 2000. Net cash generated from operating activities was $107,000 for the six months ended June 30, 1999. Compared with the same period a year ago, net cash flows generated in operating activities in 2000 reflects a decrease in net loss, an increase in accounts receivable, offset by an increase in deferred revenue and an increase in accrued liabilities partially offset by an increase in other current assets.

     Net cash used in investing activities was $78.7 million in the six months ended June 30, 2000 and $1.8 million in the three months ended June 30, 1999. Of this increase in net cash used in investing activities, approximately $127.5 million is from purchasing investments with the cash received from our initial and follow-on public offerings. Of the amount used for purchasing investments, $17.4 million is restricted from use in operations to secure standby letters of credit on two building leases, whose leases extend over the next six years. The remainder of the increase is due to purchasing fixed assets. We expect that capital expenditures will continue to increase to the extent we continue to increase the number of people we employ and expand our operations.

     Net cash generated from financing activities was $172.6 million in the six months ended June 30, 2000, primarily from the issuance of common stock. Net cash provided by financing activities was $5.4 million in the six months ended June 30, 1999, primarily from net proceeds from the issuance of convertible preferred stock.

     We expect to experience a significant growth in our operating expenses for the forseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements, or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk on our investments of excess cash. The primary objective of our investment activities is to preserve principal while at the same maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on June 30, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of the our short-term investments, we have concluded that we do not have a material financial market risk exposure.

Business Risks

SINCE OUR SHORT OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS, OUR FUTURE FINANCIAL PERFORMANCE MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

     We were incorporated in October 1994. Until November 1997, we were engaged primarily in research and development of our initial product. We licensed our first product in November 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are at an early stage of development in a new and rapidly evolving market.

ALTHOUGH WE REPORTED NET INCOME AVAILABLE TO STOCKHOLDERS, WE CANNOT GUARANTEE WE WILL DO SO IN THE FUTURE.

     Although we reported net income available to stockholders for the quarter ended June 30, 2000, we continue to report losses from operations. We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

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

     A relatively small number of customers account for a significant portion of our total revenues. In 1999, sales to our ten largest customers accounted for 49% of total revenue. Sales to our ten largest customers accounted for 32% of total revenues in the six months ended June 30, 2000 and 39% of total revenues in the three months ended June 30, 2000. However, no one single customer accounted for more than 10% of total revenue in the six months ended June 30, 2000.

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

     EAI VENDORS. We face competition from vendors offering Enterprise Application Integration, or EAI, software products. These vendors include Active Software, Inc., CrossWorlds Software, Inc., and New Era of Networks, Inc., also known as NEON. A number of other companies are offering products that address different aspects of our solution, including Tibco Software, Inc., BEA Systems, Inc., webMethods, Inc., Sun Microsystems, Inc., and IBM Corporation. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality.

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

     We expect to continue to direct our sales and marketing efforts toward companies in the telecommunications, supply chain and financial services industries. Given the high degree of competition and the rapidly changing environment in these industries, there is no assurance that we will be able to continue sales in these industries at current levels. In addition, we intend to market our product in new vertical markets. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

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

  We must plan and manage our growth effectively in order to offer our product and services and achieve revenue growth and profitability in a rapidly evolving market. Our growth has and will continue to place a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future. We continue to increase domestically the scope of our operations, and have added a number of employees. For us to effectively manage our growth, we must continue to do the following:

 . improve our operational, financial and management controls;

 . improve our reporting systems and procedures;

 . install new management and information control systems; and

 . expand, train and motivate our workforce.

In particular, we continue to add new software systems to complement and enhance our existing accounting, human resource and sales and marketing software systems. If we fail to install these software systems in an efficient and timely manner, or if the new systems fail to adequately support our level of operations, then we could incur substantial additional expenses to remedy these failures.

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

BUSINESS TO BUSINESS ELECTRONIC COMMERCE NETWORKS, INCLUDING VITRIA'S BUSINESS NETWORK, ARE AT AN EARLY STAGE OF DEVELOPMENT AND MARKET ACCEPTANCE.

     We are in the early stages of offering subscriptions to the Vitria Business Network. The revenues associated may be a combination of license and/or annual subscription fees. Our future prospects could be adversely impacted if the Vitria Business Network is not commercially successful.

OUR FUTURE RESULTS MAY DEPEND SIGNIFICANTLY ON THE USE OF OUR ELECTRONIC COMMERCE PLATFORM IN INDEPENDENT INTERNET MARKETPLACES.

     We have entered into agreements with licensees who are forming networks that will be powered by our business-to-business electronic commerce platform. These networks have been recently formed and are at an early stage of development. There is no guarantee regarding the level of activity of different companies in these networks, the effectiveness of the interaction among companies using our business-to-business electronic commerce platform and of the attractiveness of offerings of our competitors. If these networks are not successful, our business, operating results and financial position could be affected.

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

     We have recently opened offices in the United Kingdom, Japan, Germany, Canada and Australia and intend to establish additional offices in Europe and the Asia Pacific region. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

                                    PART II
                               OTHER INFORMATION

1.  Legal Proceedings.

None.

2.  Changes in Securities and Use of Proceeds

     We commenced our initial public offering on September 16, 1999, pursuant to a Registration Statement on Form S-1 (File No. 333-81297) declared effective on September 16, 1999. The offering terminated following the sale of all securities registered. The managing underwriters of the public offering were Credit Suisse First Boston, Merril Lynch & Co., Robertson Stephens and SoundView Technology Group (the "Underwriters"). In the offering, we sold an aggregate of 13,800,000 shares of our common stock for an initial price of $4.00 per share. The aggregate proceeds from the offering were $55.2 million. We paid expenses of approximately $5.2 million, of which approximately $3.9 million represented underwriting discounts and commissions and approximately $1.5 million represented expenses related to the offering. Net proceeds from the offering were $50.0 million. As of June 30, 2000, we had applied $50.0 million of the estimated net proceeds from our initial public offering to working capital.

     No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

3.5 Certificate of Amendment of Restated Certificate of Incorporation of Vitria Technology, Inc.

10.10 Lease agreement dated May 30, 2000 between Lattice Semiconductor Corporation and Vitria Technology, Inc.

27.1  Financial Data Schedule

b)  Reports on Form 8 K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2000                     Vitria Technology, Inc.



                                    By /s/ Paul R. Auvil, III
                                           ------------------
                                    Paul R. Auvil, III
                                    Vice President, Finance, and Chief Financial
                                    Officer