Form 10-Q
period 2000-09-30
VITRIA TECHNOLOGY INC
filed 2000-11-14
CIK 1050808

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


               For the quarterly period ended September 30, 2000

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

                                  ___________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of Vitria's common stock, $.001 par value, outstanding as of October 31, 2000 was 128,279,403 shares.

VITRIA TECHNOLOGY, INC.

Index

                                                                                                     Page
PART I:   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements and Notes

          Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999              3

          Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 2000 and 1999                                                                4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999                                                                5

          Notes to the Condensed Consolidated Financial Statements                                       6

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations          9

Item 3:   Quantitative and Qualitative Disclosures About Market Risk                                    15

Business Risks                                                                                          15

PART II:  Other Information

Item 1:   Legal Proceedings                                                                             26

Item 2:   Changes in Securities and Uses of Proceeds                                                    26

Item 3:   Defaults Upon Senior Securities                                                               26

Item 4:   Submission of Matters to a Vote of Security Holders                                           26

Item 5:   Other Information                                                                             27

Item 6:   Exhibits and Reports on Form 8-K                                                              27

Signatures                                                                                              28

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Vitria Technology, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                     September 30,        December 31,
                                                                         2000                1999
                                                                     -------------        -------------
                                                                      (unaudited)
                            Assets
Current Assets:
    Cash and cash equivalents                                        $     156,753        $      52,218
    Short-term investments                                                  71,620               13,231
    Accounts receivable, net                                                43,932               11,443
    Other current assets                                                    14,650                4,389
                                                                     -------------        -------------
             Total current assets                                          286,955               81,281

Restricted investments                                                      18,427                    -
Property and equipment, net                                                 13,173                4,452
Other assets                                                                 6,070                  761
                                                                     -------------        -------------
             Total Assets                                            $     324,625        $      86,494
                                                                     =============        =============

                     Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                 $       1,129        $         401
    Accrued payroll and related                                             21,385                5,266
    Other accrued liabilities                                               11,630                5,750
    Deferred revenue                                                        55,978               15,627
                                                                     -------------        -------------
             Total current liabilities                                      90,122               27,044

Stockholders' Equity:
    Common Stock                                                               128                  124
    Additional paid-in capital                                             264,630               91,228
    Accumulated other comprehensive loss                                      (143)                 (54)
    Unearned stock-based compensation                                       (4,383)              (7,223)
    Notes receivable from stockholders                                        (291)                (291)
    Accumulated deficit                                                    (25,438)             (24,334)
                                                                     -------------        -------------
             Total stockholders' equity                                    234,503               59,450
                                                                     -------------        -------------

             Total liabilities and stockholders' equity              $     324,625        $      86,494
                                                                     =============        =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (unaudited)

                                Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                                2000       1999            2000        1999
                              --------    -------        --------    --------
Revenues:
   License                    $ 32,676    $ 5,209        $ 74,267    $ 12,387
   Service & Other               8,935      2,626          19,632       6,956
                              --------    -------        --------    --------
Total revenues                  41,611      7,835          93,899      19,343

Cost of revenues:
   License                         114        101             802         285
   Service & Other               6,977      1,861          15,240       5,215
                              --------    -------        --------    --------
Total cost of revenues           7,091      1,962          16,042       5,500
                              --------    -------        --------    --------
Gross profit                    34,520      5,873          77,857      13,843

Operating expenses:
   Sales and marketing          23,521      5,089          55,042      11,868
   Research and development      8,647      2,981          20,144       6,864
   General and administrative    4,609        981          10,025       2,582
   Amortization of
    stock-based compensation       733      1,411           2,773       3,363
                              --------    -------        --------    --------
Total operating expenses        37,510     10,462          87,984      24,677
                              --------    -------        --------    --------

Loss from operations            (2,990)    (4,589)        (10,127)    (10,834)
Other income, net                3,769        331           9,176         565
                              --------    -------        --------    --------
Net income (loss) before
 income taxes                      779     (4,258)           (951)    (10,269)

Provision for income taxes          86          -             153           -
                              --------    -------        --------    --------

Net income (loss)                  693     (4,258)         (1,104)    (10,269)

Deemed preferred stock
 dividend                            -          -               -      (1,908)
                              --------    -------        --------    --------

Net income (loss) available
 to common stockholders       $    693    $(4,258)       $ (1,104)   $(12,177)
                              ========    =======        ========    ========

Basic net income (loss) per
 share                        $   0.01    $ (0.07)       $  (0.01)   $  (0.22)
                              ========    =======        ========    ========

Diluted income (loss) per
 share                        $   0.00    $ (0.07)       $  (0.01)   $  (0.22)
                              ========    =======        ========    ========

Weighted average shares used
 in computing basic net
 income (loss) per share       123,361     64,700         121,713      56,448
                              ========    =======        ========    ========

Weighted average shares in
 computing diluted net
 income (loss) per share       139,431     64,700         121,713      56,448
                              ========    =======        ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                         Nine months ended   Nine months ended
                                           September 30,       September 30,
                                               2000                1999
                                             ---------            --------
Operating activities:
 Net loss                                    $  (1,104)           $(10,269)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Gain on sale of fixed assets                     -                (114)
    Depreciation                                 2,045                 766
    Amortization of deferred
      stock-based compensation                   2,773               3,363
    Changes in assets & liabilities:
      Accounts receivable                      (32,489)             (1,518)
      Other current assets                     (10,261)             (1,611)
      Other assets                                (209)               (426)
      Accounts payable                             728                (241)
      Accrued liabilities                       21,999               4,380
      Deferred revenue                          40,351               6,909
                                             ---------            --------
        Net cash provided by operating
          activities                            23,833               1,239
                                             ---------            --------
Investing activities:
 Purchases of property and equipment           (10,766)             (3,990)
 Sales of property and equipment                     -                 114
 Purchases of investments                     (189,938)                  -
 Proceeds from maturities of
 investments                                   113,106                   -
 Purchases of equity investments                (5,100)                  -
                                             ---------            --------
        Net cash used in investing
          activities                           (92,698)             (3,876)
                                             ---------            --------
Financing activities:
 Issuance of convertible preferred
  stock, net                                         -             (21,521)
 Issuance of common stock, net                 173,473              77,297
                                             ---------            --------
        Net cash provided by financing
          activities                           173,473              55,776
                                             ---------            --------

Effect of exchange rates                           (73)                 (2)

Net increase in cash and cash
 equivalents                                   104,535              53,137

Cash and cash equivalents at
 beginning of period                            52,218              12,792
                                             ---------            --------
Cash and cash equivalents at end of
  period                                     $ 156,753            $ 65,929
                                             =========            ========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of Vitria Technology, Inc., these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state Vitria's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vitria's Annual Report on Form 10-K for the year ended December 31, 1999. The results of Vitria's operations for any interim period are not necessarily indicative of the results of Vitria's operations for any other interim period or for a full fiscal year.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2)   Net Income (Loss) Per Share

     Vitria computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", and Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Basic earnings per share does not include shares subject to Vitria's right of repurchase, which lapses ratably over the related vesting term. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding plus potential common stock. Potential common stock is composed of common stock subject to Vitria's right of repurchase and common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):



                                                                   Three months ended             Nine months ended
                                                              September 30,  September 30,   September 30,   September 30,
                                                                2000           1999            2000           1999
                                                              --------        -------        --------       --------
Numerator for basic and diluted net income (loss) per
 share:
     Net income (loss)                                        $    693        $(4,258)        $(1,104)      $(10,269)
     Deemed preferred stock dividends                                -              -               -         (1,908)
                                                              --------        -------        --------       --------
Numerator for basic and diluted net income (loss) per         $    693        $(4,258)        $(1,104)      $(12,177)
 share                                                        ========        =======        ========       ========

Denominator for basic net income (loss) per share:
  Weighted average shares available to common stock            127,805         73,456         126,893         66,740
    Less shares subject to repurchase                           (4,444)        (8,756)         (5,180)       (10,292)
                                                              --------        -------        --------       --------

Denominator for basic net income (loss) per share              123,361         64,700         121,713         56,448
    Dilutive potential common shares                            16,070              -               -              -
                                                              --------        -------        --------       --------
Denominator for diluted net income (loss) per share            139,431         64,700         121,713         56,448
                                                              ========        =======        ========       ========


Basic net income (loss) per share                             $   0.01       $ (0.07)       $  (0.01)       $  (0.22)
                                                              ========       =======        ========        ========
Diluted net income (loss) per share                           $   0.00       $ (0.07)       $  (0.01)       $  (0.22)
                                                              ========       =======        ========        ========

Shares for diluted net income (loss) per share excludes the weighted average potential shares of common stock that would have been anti-dilutive. Shares that would have been anti-dilutive for the three and nine months ended September 30, 2000, were 1,276,467 and 828,737, respectively and reflect shares under employee stock options.

3)   Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain (loss) and unrealized gains or losses on available-for-sale marketable securities. Vitria's total comprehensive income (loss) was as follows (in thousands):

                                                    Three months ended              Nine months ended
                                               September 30,   September 30,   September 30,   September 30,
                                                    2000           1999            2000            1999
                                                    -----         -------         -------        --------
Net income (loss)                                   $ 693         $(4,258)        $(1,104)       $(12,177)

Other comprehensive income (loss):
  Foreign currency translation adjustment             (91)             (2)            (73)             (2)
  Unrealized loss on securities                       (79)              -             (16)              -
                                                    -----         -------         -------        --------
Comprehensive income (loss)                         $ 523         $(4,260)        $(1,193)       $(12,179)
                                                    =====         =======         =======        ========

4)   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by Vitria effective January 1, 2001 and is not anticipated to have a material impact on our results of operations, financial position or cash flows when adopted, as we currently hold no derivative financial instruments and do not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as subsequently amended, is required to be adopted by Vitria in the fourth quarter of 2000 and is not anticipated to have a material impact on our results of operations, financial position or cash flows when adopted.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 was effective July 1, 2000 and did not have a material impact on Vitria's results of operations, financial position or cash flows.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 140 provides (a) standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and (b) for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Vitria has not fully evaluated the impact of SFAS 140, but as SFAS 125 did not significantly affect Vitria, we do not anticipate these requirements will have a material impact on Vitria's results of operations, financial position or cash flows.

5)   Restricted investments

     Certain of Vitria's investments are restricted from use in operations for the purpose of securing standby letters of credit issued in conjunction with certain leased facilities whose leases extend, with varying expiration dates, through June 2013 and for which the corresponding letters of credit extend through June 2013. These investments consist of commercial paper and certificates of deposit with maturities of less than one year, which will be reinvested as they mature in amounts then needed to support the letters of credit.

6)   Changes in Capital Structure

     In February 2000, Vitria completed a follow-on public offering of 3,000,000 shares of common stock and realized proceeds, net of underwriting discounts, commissions and issuance costs, of $171.2 million.

     In March 2000, Vitria's Board of Directors approved a two-for-one stock split. The stock split was effected in the form of a stock dividend to all holders of Vitria's common stock as of March 22, 2000 and was distributed in April 2000. All share and per share amounts have been restated for all periods presented to reflect the stock split.

     In July 2000, our stockholders approved an amendment to Vitria's amended and restated certificate of incorporation to increase Vitria's authorized number of shares of common stock from 250,000,000 to 600,000,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Business Risks," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

  We are a leading provider of eBusiness infrastructure software. Our product, BusinessWare(TM), provides the infrastructure that enables incompatible information technology systems to exchange information over corporate networks and the Internet. BusinessWare enables this exchange to take place automatically, without human intervention. This eliminates manual entry of information into multiple IT systems and eliminates the need to manually exchange information with customers and business partners.

  Our revenues are derived primarily from license fees and services. Our product is typically licensed directly to customers, with pricing based on the number of systems or applications managed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer. Payments received in advance of revenue recognition are recorded as deferred revenue.

  Service revenues include product maintenance, consulting and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide certain software upgrades and technical support over a specified term, typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

  We market our product through our direct sales force, and augment our sales efforts through relationships with system integrators, value-added resellers and technology vendors. We opened an office in the United Kingdom in June 1999, offices in Japan, Germany, France, Italy, Canada and Australia in the first nine months of 2000, and plan additional international expansion, primarily in the Asia-Pacific region, through the rest of this calendar year.

  In calendar year 1999, sales to our ten largest customers accounted for 49% of total revenues. Sales to our ten largest customers accounted for 27% of total revenues in the nine months ended September 30, 2000 and 35% of total revenues in the three months ended September 30, 2000. However, no one single customer accounted for more than 10% of total revenues in the three and nine months ended September 30, 2000. We expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters.

  We have a limited operating history which makes it difficult to accurately predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth, depth and cost-effectiveness of our products. We intend to continue investing significantly in sales, marketing and research in order to reach these goals. Our operating expenses are based on anticipated revenue trends; a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and could result in unforeseen losses. Fees from contracts that do not meet our revenue recognition policy requirements are recorded as deferred revenues. While a portion of our revenues each quarter is derived from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

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

For a more comprehensive discussion of risks, see "Business Risks" immediately following Item 3 in Part I hereof.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED sEPTEMBER 30, 2000 AND 1999

  The following table sets forth the results of operations for the three and nine months ended September 30, 2000 and September 30, 1999 expressed as a percentage of total revenues.



                                                   Three months ended    Nine months ended
                                                     September 30,         September 30,
                                                      2000      1999        2000       1999
                                                      ----      ----        ----       ----
Revenues:
 License                                               79%        66%         79%        64%
 Service & Other                                       21%        34%         21%        36%
                                                      ----       ----        ----       ----
Total revenues                                        100%       100%        100%       100%

Cost of revenues:
 License                                                0%         1%          1%         1%
 Service & Other                                       17%        24%         16%        27%
                                                      ----       ----        ----       ----
Total cost of revenues                                 17%        25%         17%        28%
                                                      ----       ----        ----       ----

Gross profit                                           83%       75%         83%        72%

Operating expenses:
 Sales and marketing                                   56%        65%         59%        61%
 Research and development                              21%        38%         21%        36%
 General and administrative                            11%        12%         11%        13%
 Amortization of stock-based
  compensation                                          2%        18%          3%        18%
                                                      ----       ----        ----       ----
Total operating expenses                               90%       133%         94%       128%
                                                      ----       ----        ----       ----

Loss from operations                                   (7%)      (58%)       (11%)      (56%)
Other income, net                                       9%         4%         10%         3%
                                                      ----       ----        ----       ----

Net income (loss) before income taxes                   2%       (54%)        (1%)      (53%)
Provision for income taxes                              0%         0%          0%         0%
                                                      ----       ----        ----       ----

Net income (loss)                                       2%       (54%)        (1%)      (53%)
                                                      ====       ====        ====       ====


Revenues

  LICENSE. License revenues increased 527% to $32.7 million in the three months ended September 30, 2000 from $5.2 million in the three months ended September 30, 1999. License revenues increased to $74.3 million in the nine months ended September 30, 2000 from $12.4 million in the nine months ended September 30, 1999, an increase of 500%. This increase was the result of the growth in the number of licenses to new customers and to a higher average transaction size.

  SERVICE & OTHER. Service and other revenues increased 240% to $8.9 million in the three months ended September 30, 2000 from $2.6 million in the three months ended September 30, 1999. Service and other revenues for the nine months ended September 30, 2000 were $19.6 million, as compared to $7.0 million for the nine months ended September 30, 1999, an increase of 182%. This increase is primarily due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. We expect these service revenues to continue to increase as we support new deployments of our products. Service and other revenues include government grant contract revenues, which ended in April 2000. We do not expect to recognize future government grant revenues except to the extent to which we have recorded in deferred revenue.

Cost of Revenues

  LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our product, which we began selling in fiscal 1999. Cost of license revenues increased 13% for the three months ended September 30, 2000 to $114,000, as compared to $101,000 for the same three months in the prior fiscal year. Cost of license revenues increased 181% for the nine months ended September 30, 2000 to $802,000, as compared to $285,000 for the same nine-month period in the prior fiscal year. The increase in cost of license revenues was attributable to increased licenses of products that incorporate third-party technology. While we expect royalty costs to vary in future quarters as license volume for products which incorporate third-party technology fluctuates, cost of license revenues has been three percent or less of total license revenue in all periods in fiscal 1999 and fiscal 2000.

  SERVICE & OTHER. Cost of service and other revenues consists primarily of salaries, facility costs, and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues were $7.0 million in the three months ended September 30, 2000, an increase of 275% over cost of service and other revenues of $1.9 million for the three months ended September 30, 1999. Cost of service and other revenues for the nine months ended September 30, 2000 increased 192% to $15.2 million, compared to $5.2 million for the nine months ended September 30, 1999. Service and other gross margins declined from 29% in the three months ended September 30, 1999 to 22% in the three months ended September 30, 2000. For the nine months ended September 30, 2000, service and other gross margins declined from 25% to 22% from the same period in the prior year. The decrease in the gross margins was attributable to the hiring of additional service personnel in anticipation of supporting a larger customer base in future periods. In order to provide a high level of service to our rapidly growing customer base, we plan to continue to make significant investments in the services and support organizations. As a result, we expect service and other gross margins to vary by several percentage points, depending on our mix of revenues and the rate of investment in the services organization. Cost of service and other revenues includes costs associated with government grants exactly equal to the grant revenues recognized.

Operating Expenses

  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of salaries, commission, field office expenses, travel and entertainment and promotional activities. During the three months ended September 30, 2000, sales and marketing expenses were $23.5 million, an increase of 362% over sales and marketing expenses of $5.1 million for the three months ended September 30, 1999. Sales and marketing expenses increased 364% for the nine months ended September 30, 2000 to $55.0 million compared to $11.9 million for the nine months ended September 30, 1999. The increase was attributable to the expansion of our direct sales force, increased commission expenses as a result of increased revenues and business referral fees paid to systems integrators and other consultants. We expect that sales and marketing expenses will continue to increase as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

  RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. To date, all software development costs have been expensed in the period incurred. During the three months ended September 30, 2000, research and development expenses were $8.6 million, an increase of 190% over research and development expenses of $3.0 million for the three months ended September 30, 1999. Research and development expenses increased 193% to $20.1 million for the nine months ended September 30, 2000 compared to $6.9 million for the nine months ended September 30, 1999. The increase was attributable to an increase in the number of research and development personnel and the increased use of independent contractors and consultants. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, professional service fees and allowances for doubtful accounts. During the three months ended September 30, 2000, general and administrative expenses were $4.6 million, an increase of 370% over general and administrative expenses of $981,000 for the three months ended September 30, 1999. General and administrative expenses increased 288% to $10.0 million for the nine months ended September 30, 2000 compared to $2.6 million for the nine months ended September 30, 1999. The increase was attributable to increases in personnel expense, outside professional services engaged to support our expanding operations, and increases in allowances for doubtful accounts. We believe that our general and administrative expenses will continue to increase as a result of our growing operations and the expenses associated with operating as a public company.

  AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. This difference is amortized using the multiple option approach over a five-year period starting on the date the options were granted. Unearned compensation expense will be reduced for future periods to the extent that options are terminated prior to full vesting. During the three months ended September 30, 2000, amortization of stock-based compensation expenses was $733,000, a decrease of 48% over amortization of stock-based compensation expenses of $1.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, amortization of stock-based compensation decreased 18% to $2.8 million compared to $3.4 million for the same nine-month period of the prior fiscal year. The decrease of this expense is due to the timing of the option grants, the use of the multiple option approach and employee terminations. This expense, which started to decrease in the three-month period ended June 30, 2000, is scheduled to decrease in future periods.

  OTHER INCOME, NET. Other income, net consists primarily of interest income. Other income, net increased by 1039% to $3.8 million in the three months ended September 30, 2000 from $331,000 in the three months ended September 30, 1999. For the nine months ended September 30, 2000, other income, net increased to $9.2 million from $565,000 in the same nine-month period of the prior year, an increase of 1524%. The increase was due to increased interest income on the proceeds from our initial public offering in September 1999, and our follow-on offering in February 2000.

Provision for Income Taxes

We recorded income tax provisions of $86,000 and $153,000, respectively, for the three-month and nine-month periods ended September 30, 2000. The provisions relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 2000, we had $156.8 million in cash and cash equivalents, $71.6 million in short-term investments, and $196.8 million in working capital with no outstanding long-term debt.

  Net cash generated from operating activities was $23.8 million for the nine months ended September 30, 2000. Net cash generated from operating activities was $1.2 million for the nine months ended September 30, 1999. Compared with the same period a year ago, improved net cash flows generated by operating activities in 2000 primarily reflects a decrease in net loss and increases in deferred revenue and accrued liabilities, partially offset by increases in accounts receivable and deferred commission expense, included within other current assets.

  Net cash used in investing activities was $92.7 million in the nine months ended September 30, 2000 and $3.9 million in the nine months ended September 30, 1999. Of this $88.8 million increase, $76.8 million was from net cash used in purchasing investments. Cash used in purchasing investments was $189.9 million while proceeds from investment maturities totaled $113.1 million. Net cash used in purchasing investments was provided primarily by the cash received from our initial and follow-on public offerings. Of the amount used for purchasing investments, $18.4 million is restricted from use in operations to secure standby letters of credit on building leases, whose leases extend over the next thirteen years. During the nine months ended September 30, 2000, capital expenditures were $10.8 million, while for the nine months ended September 30, 1999 capital expenditures were $4.0 million. The increase in capital expenditures reflects our growth. We expect that capital expenditures will continue to increase to the extent we continue to increase the number of people we employ and expand our operations. Also in the nine months ended September 30, 2000, Vitria made equity investments, for the first time, in three private companies totaling $5.1 million.

  Net cash generated from financing activities was $173.5 million in the nine months ended September 30, 2000 from the issuance of common stock, primarily from Vitria's follow-on offering in February 2000. Net cash provided by financing activities was $55.8 million in the nine months ended September 30, 1999, primarily from net proceeds from our September 1999 initial public offering.

  We expect to experience a significant growth in our operating expenses in the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash, cash equivalents and marketable securities will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital and operating expense requirements, or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In the normal course of business, the financial position of Vitria is routinely subjected to a variety of risks, including market risk associated with interest rate movements and collectibility of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas. As we expand our operations internationally, we will also become subject to risks associated with currency rate movements on non-U.S. dollar denominated assets and liabilities.

  We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on September 30, 2000 or September 30, 1999, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.


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

ALTHOUGH WE REPORTED NET INCOME AVAILABLE TO STOCKHOLDERS, WE CANNOT GUARANTEE WE WILL DO SO IN THE FUTURE.

  Although we reported net income available to stockholders for the quarter ended September 30, 2000, we continue to report losses from operations. We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

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

  Our quarterly results will depend primarily upon entering into new or follow-on contracts to generate revenues for that quarter. New contracts may not result in revenue in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized.

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

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OR DELAY OF A SINGLE CUSTOMER ORDER.

  In calendar year 1999, sales to our ten largest customers accounted for 49% of total revenues. Sales to our ten largest customers accounted for 27% of total revenues in the nine months ended September 30, 2000 and 35% of total revenues in the three months ended September 30, 2000. However, no one single customer accounted for more than 10% of total revenues in the three and nine months ended September 30, 2000

  Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

  B2Bi and EAI VENDORS. We face competition from vendors offering Business to Business Integration ("B2Bi") and Enterprise Application Integration ("EAI"), as well as other aspects of our products. These vendors include BEA Systems, Inc., CrossWorlds Software, Inc., Extricity, IBM

Corporation, New Era of Networks, Inc., also known as NEON, STC Software, Inc., Tibco Software, Inc., and webMethods, Inc. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

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

  OTHER SOFTWARE VENDORS. We may in the future also encounter competition from major enterprise software developers including Oracle Corporation, PeopleSoft, Inc., and SAP AG. In addition, Microsoft Corporation has announced its intention to introduce products that could compete with some aspects of our product. Other companies that target the enterprise software market may also try to expand into the integration market.

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

  We have opened offices in the United Kingdom, Japan, Germany, France, Italy, Canada and Australia and intend to establish additional international offices. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

Vitria is currently a party to various legal actions arising out of the normal course of business, none of which are expected to have a material adverse effect on Vitria's financial position, results of operations, or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of Vitria Technology, Inc. was held on July 21, 2000 for the purpose of:

(1) electing two directors to our board of directors to serve until the 2003 annual meeting of stockholders;
(2) to approve an amendment to our amended and restated certificate of incorporation to increase the authorized number of shares of common stock from 250,000,000 to 600,000,000 shares;
(3) to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000; and
(4) to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:
-----------

Election of directors for a three-year term expiring at the 2003 annual meeting.

         NOMINEE               FOR           WITHHELD
---------------------      ------------     ----------
M. Dale Skeen, PH.D.       100,043,112       529,132
William H. Younger, Jr.    100,440,710       131,534

Proposal 2:
------------

To approve an amendment to our amended and restated certificate of incorporation to increase the authorized number of shares of common stock from 250,000,000 to 600,000,000 shares.

                    FOR           AGAINST        ABSTAIN
                ------------    -----------     ----------
                  96,679,506     3,862,110       31,011

Proposal 3:
------------

The selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2000 was ratified by the following vote:


                    FOR           AGAINST        ABSTAIN
                -------------   -----------     ----------
                  100,470,506      94,055          7,863


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

27.1  Financial Data Schedule.

b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Vitria Technology, Inc.
                                     (Registrant)


Date:  November 14, 2000      By:  /s/ Paul R. Auvil, III

                                   Paul R. Auvil, III
                                   Vice President, Finance,
                                   and Chief Financial Officer
                                   (Principal Financial Officer)

                              By:  /s/ Paul J. Schnitz

                                   Paul J. Schnitz
                                   Corporate Controller
                                   (Principal Accounting Officer)