Form 10-K
period 2000-12-31
VITRIA TECHNOLOGY INC
filed 2001-03-29
CIK 1050808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from               to

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

                    Common Stock, $0.001 par value per share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately: $343,981,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

   Number of shares of common stock outstanding as of February 28, 2001:
128,413,139

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III hereof portions of its Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed by April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            VITRIA TECHNOLOGY, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    3
 ITEM 2.  PROPERTIES....................................................   11
 ITEM 3.  LEGAL PROCEEDINGS.............................................   11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   11

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   12
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   13
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   14
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   21
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   31
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   31

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   32
 ITEM 11. EXECUTIVE COMPENSATION........................................   32
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   32
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   32

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   33

                           FORWARD-LOOKING STATEMENTS

   This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "assume," "estimate" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed on pages 21 through 30 of this report on Form 10-K. These business risks should be considered in evaluating our prospectus and future financial performance.

                                     PART I

ITEM 1. BUSINESS

Overview

   We are a leading provider of ebusiness infrastructure software. Our product, BusinessWare(TM), provides the infrastructure which enables incompatible information technology, or IT, systems to exchange information over corporate networks and the Internet. BusinessWare enables this exchange to take place automatically, without human intervention. This eliminates manual entry of information into multiple IT systems, and eliminates the need to manually exchange information with customers and business partners using phone, facsimile or mail. BusinessWare is designed to provide business managers with a software infrastructure that gives them complete control and visibility of their business operations, enabling them to reduce time to market, rapidly respond to change, and manage the growing complexity of business interactions with partners and customers.

   We have initially targeted the telecommunications, manufacturing, financial services and energy industries. To date, we have licensed BusinessWare to over 200 companies, including 3Com Corporation, Alestra, S. de R.L. de C.V, American Airlines, Inc., American Century Services Corporation, Apple Computer, Inc., BellSouth Technology Services, Inc., BP International, Ltd., Convergys Corporation, Dana Corporation, Deutsche Bank AG, New York Branch, Exodus Communications, Inc., H.E. Butt Grocery Company, Jefferson Pilot Financial, Kemper Technology Services, Inc., KLA-Tencor Corporation, Omnisky, The Reynolds & Reynolds Company, Schneider National, Inc., Sprint/United Management Company, Sunrise Communications AG, Telstra Corporation, Ltd., The Trane Company, Transora, Trans Union LLC and WebLink Wireless, Inc. We intend to expand our position in our current markets and leverage this position to penetrate other markets. As part of our strategy to establish BusinessWare as the leading software infrastucture product for ebusiness, we have developed strong working relationships with leading system integrators, including Accenture (formerly Andersen Consulting), Cap Gemini Ernst & Young, Deloitte Consulting, Electronic Data Systems, KPMG Consulting, and PricewaterhouseCoopers. In addition, Vitria develops products targeted at specific industries built on BusinessWare.

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

   BusinessWare combines in a single solution the four elements that we believe are essential for ebusiness infrastructure software:

  (1) Business Process Management (BPM)--Empowers business users to define, manage and automate business processes through a graphical modeling environment;

  (2) Business-to-Business Integration (B2Bi)--Exchanges business information between a company, its partners and customers in a secure and reliable fashion using Internet standards;

  (3) Enterprise Application Integration (EAI)--Integrates the internal and external IT systems that implement business process steps across the extended enterprise; and

  (4) Real-Time Analysis--Gathers key business and process information in real time, analyzes the data in real time, and selectively uses the results to automatically change business processes.

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

   Enables Mission-Critical Deployments. The importance of our customers' ebusiness initiatives demands that our software meets high standards for performance, security and reliability. BusinessWare has been designed for superior performance to accommodate the high transaction volumes enabled by the Internet. In addition, our solution was designed to ensure secure communication of business information across the extended enterprise using rigorous authentication and data encryption technologies. BusinessWare provides high availability through multiple server redundancy and automatic failover to backup systems.

Strategy

   Our objective is to establish BusinessWare as the leading infrastructure software product for real-time ebusiness. Key elements of our strategy to achieve this objective include:

   Leverage and Expand Strategic Alliances. We intend to leverage our relationships with leading system integrators, including Accenture (formerly Andersen Consulting), Cap Gemini Ernst & Young, Deloitte Consulting, Electronic Data Systems, KPMG Consulting, and PricewaterhouseCoopers, to extend our reach and provide comprehensive solutions to our customers. System integrators help our customers deploy and install our product. We have established a group to focus exclusively on strengthening and expanding these relationships. We believe these firms' relationships with the most senior levels of management facilitate access to strategic projects which often generate large commitments from our customers and can reduce the length of our sales cycles. In addition, we believe the software deployment expertise and industry knowledge of system integrators shortens the implementation time of our product and helps us to secure add-on business.

   Develop Market-Focused Solutions. We are developing packaged ebusiness solutions built on BusinessWare which capture and automate business processes used widely in specific industries such as telecommunications, manufacturing, financial services and energy. We intend to leverage the industry expertise of our system integrator partners and our customers to rapidly build these market-focused solutions. We believe customers and partners will derive significant time-to-market benefits and reduce their implementation and maintenance costs by deploying these out-of-the-box business solutions. This strategy also provides us with additional revenue opportunities while reducing our internal development costs.

   Expand Product and Technology Leadership. We have established an infrastructure software product that combines business process management, B2B integration, enterprise application integration, and real-time analysis in a single unified environment. We intend to continue to introduce innovative products which enable our customers to rapidly deploy complex business solutions and extend their enterprise easily and cost-effectively. As an example, on March 26, 2001, we announced that we have entered into a definitive agreement to acquire XMLSolutions Corporation, a provider of EDI and XML transformation technology. We also intend to extend our technological leadership by continuing to invest significantly in research and development. We have assembled a team of prominent developers and engineers with expertise in Internet communication protocols, messaging technologies, and enterprise software and have established a corporate culture which fosters continuous product innovation. In addition, by promoting and embracing emerging Internet standards, we intend to facilitate the broad acceptance of our product.

   Target Fast-Growing Vertical Markets. To date, we have targeted the telecommunications, manufacturing, financial services, and energy industries. These markets are characterized by high rates of growth, dynamic business processes and rapid adoption of ebusiness solutions. We intend to expand our position in these markets and leverage this position to target other markets.

   Extend Relationships with Customers. The strategic importance of BusinessWare to our customers allows us to develop relationships with their senior decision makers. This visibility to senior management and a focused implementation approach facilitate the rapid adoption and deployment of BusinessWare throughout the organization. We intend to leverage these relationships as we introduce new products and services. Additionally, we are introduced to opportunities with our customers' business partners because BusinessWare is used by companies to automate and manage their interactions across their extended enterprise.

Products

   BusinessWare. BusinessWare is an ebusiness infrastructure software product designed to provide customers with a comprehensive infrastructure for rapidly capitalizing on the ebusiness opportunity.

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

   BusinessWare Connector. Connectors provide and enable heterogeneous IT systems to exchange information and translate business information to Internet standards, such as XML. We provide off-the-shelf Connectors for a number of popular packaged applications, messaging systems and databases. We also provide a toolkit that enables customers to rapidly develop Connectors for custom or legacy systems.

   BusinessWare Transformer. Transformers map data structures from one IT system to another. In addition to our own transformation components, customers have the option to augment their BusinessWare solution with transformation products from third parties.

   BusinessWare Administrator. Administrator is BusinessWare's graphical systems management and monitoring component. Administrator allows systems administrators to perform local and remote administration from any BusinessWare server.

   Vitria Business Network. BusinessWare allows companies to electronically bond with their trading partners, by intelligently and automatically managing the exchange of business information between them. For example, the order management system at an Internet Service Provider (ISP) can electronically exchange order information with the order management system at a broadband service wholesaler. When the ISP takes an order for Internet service, it automatically passes an order to the broadband provider, eliminating the time and cost associated with manually exchanging the information. Because of this ability, companies are able to quickly form ebusiness communities, or "ecommunities" with their trading partners.

   We believe that there is a natural desire on the part of ecommunity members to interact with other ecommunities. Hence, we have seen the emergence of the "Vitria Business Network", or VBN, a dynamic network of trading partners, linking multiple ecommunities within and across industries. Companies subscribing to the VBN have access, through electronic bonding, to other VBN members, providing a rich set of products and services for trading partners, and a ready-made market of trading partners for service providers.

Sales and Marketing

   We license our product and sell services primarily through our direct sales organization, complemented by the selling and support efforts of our system integrators and other strategic partners. As of December 31, 2000, our sales force consisted of sales professionals and system engineers located in 41 domestic locations, two locations in Canada, five locations in Europe, two locations in Asia and one in Australia. System engineers who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals. We plan to continue to expand the size of our direct sales organization domestically and internationally.

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

   System Integrators. We have established strategic relationships with a number of leading system integrators including Accenture (formally Andersen Consulting), Cap Gemini Ernst & Young, Deloitte Consulting, Electronic Data Systems, KPMG Consulting, and PricewaterhouseCoopers. Many of our system integrators have deep relationships across a broad range of enterprise customers and our relationships with these system integrators often enable us to reach key decision makers within these enterprises more quickly, thus reducing sales cycles. Working with system integrators enables us to leverage our service organization and shorten solution implementation time. In addition, by leveraging our partners' domain expertise, we can more effectively and rapidly build custom templates which codify business process solutions for vertical markets.

   Value-Added Resellers. We also market BusinessWare through value-added resellers, or "VARs." VARs enable us to seed the market with specific pre-packaged solutions built on the BusinessWare platform. Our VARs include Daleen, Nortel and Siemens in the United States, and Fujitsu, NTT and Suntory in Japan. Many of these VARs specialize in providing solutions to particular industries including telecommunications and financial services. We intend to leverage our VARs' industry expertise to deliver solutions that accelerate our penetration in key markets.

   Complementary Technology Vendors. We also work with leading application software, database and hardware vendors to ensure compatibility of BusinessWare with their software and hardware. We have relationships with leading companies including Hewlett-Packard Company, IBM, Informix Corp., Microsoft Corporation, Nortel, Oracle Corporation, PeopleSoft, Portal Software, Inc., Siebel Systems, Inc. and Sun Microsystems Inc.

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

Research and Development

   As of December 31, 2000, our engineering group consisted of the following groups:

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

   Research and development expenses were $29.4 million in 2000, $10.7 million in 1999 and $4.8 million in 1998.

Competition

   The market for our product is competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. We believe that ebusiness infrastructure software must address four requirements: (1) business process management (BPM), (2) B2B integration
(B2Bi), (3) enterprise application integration (EAI), and (4) real-time analysis. We believe BusinessWare's ability to address all four requirements is an important differentiating factor. Most competitive products focus on either EAI or B2Bi. EAI software companies include CrossWorlds Software, Inc., IBM, SeeBeyond, Sybase, Inc. and Tibco Software, Inc. B2Bi software companies include webMethods and traditional electronic data interchange (EDI) companies such as SBC Communications and Peregrine Systems. Customers could extend any of these products to support business process management by writing custom programs. However, we believe that none of our competitors' products offer model-driven business process management or real-time analysis. With model-driven business process management, business users can define and manage their business processes using visual representations created using a graphical user interface. In the future, these companies may expand the breadth of their product offerings, including model-driven business process management and real-time analysis. In this event, we could face greater competition and our business could be seriously harmed. In addition, "in house" information technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality of our BusinessWare product. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. We may in the future also encounter competition from major enterprise software developers including Oracle Corporation, PeopleSoft, Inc., SAP AG, and Microsoft Corporation.

   We believe that the principal competitive factors in our market include:

  . the breadth and depth of solutions;

  . product quality and performance;

  . ease and speed of implementation

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

   We have several U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent application. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

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

   It is also possible that third parties will claim that we have infringed on their current or future products. We expect that ebusiness developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

   As of December 31, 2000, we had a total of 785 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Financial Information by Business Segment and Geographic Data

   Vitria operates in one segment, business-to-business electronic commerce solutions. We recognized approximately 13% of revenue from customers located outside the United States in 2000. No one region or country accounted for 10% or more of revenues in 2000. The information included in Note 1 (under the heading "Segment information") and Note 8 of Notes to the Consolidated Financial Statements, is incorporated herein by reference.

Executive Officers of the Registrant

      Name               Age                         Position
      ----               ---                         --------
JoMei Chang, Ph.D. .....  48 President, Chief Executive Officer and Director
M. Dale Skeen, Ph.D. ...  46 Chief Technology Officer and Director
Mark R. Hill............  40 Senior Vice President, Marketing and Business Development
Paul R. Auvil, III......  37 Vice President, Finance and Chief Financial Officer
Karen O. Cottle.........  51 Vice President, General Counsel and Secretary
Edward Sweeney..........  44 Vice President, Human Resources
Frank Yu................  36 Vice President, Engineering

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

   Mark R. Hill, has been our Senior Vice President, Marketing and Business Development since January 2001. From February 2000 to September 2000, Mr. Hill was chief executive officer of Done.com, a wireless B2B application service provider. From 1992 to January 2000, Mr. Hill held various positions at Xerox Corporation including Vice President and General Manager of the networked color copier/printer business. From 1989 to 1992, Mr. Hill was a consultant with Bain & Company. Mr. Hill holds a B.S. in Biochemistry from Harvard College and an M.B.A. from Harvard Business School.

   Paul R. Auvil, III, has been our Vice President, Finance and Chief Financial Officer since 1998, and Secretary from 1999 until July 2000. From 1997 to 1998, he served as Vice President and General Manager of the Internet Products Division of VLSI Technology Inc., a semiconductor company, and as its General Manager, PC Products Strategic Business Unit from 1996 to 1997. Mr. Auvil also held various other positions at VLSI, including European Controller in 1992 and Director of Financial Planning from 1993 to 1995. Mr. Auvil holds a Bachelor of Engineering from Dartmouth College and Master of Management from the Kellogg Graduate School of Management at Northwestern University.

   Karen O. Cottle, has been our Vice President and General Counsel since February 2000 and our Secretary since July 2000. From 1996 to 1999, Ms. Cottle was General Counsel, Vice President, and Corporate Secretary of Raychem Corporation, a materials science company. From 1986 to 1996, Ms. Cottle served as Division Counsel for Raychem Corporation. From 1978 to 1986, Ms. Cottle was an associate and partner with the San Francisco law firm of Farella, Braun, and Martel. Ms. Cottle holds a B.A. in Government from Pomona College and a J.D. from Boalt Hall School of Law at University of California, Berkeley.

   Edward Sweeney, has been our Vice President of Human Resources since June 2000. From July 1998 to May 2000, Mr. Sweeney served as Vice President of Human Resources for Candescent Technologies Corporations, a privately held flat panel display development and manufacturing company. From 1983 to 1998, Mr. Sweeney held a number of Human Resources roles with National Semicoductor Corporation in both Europe and the United States. Mr. Sweeney earned his B.S. in organizational behavior and his M.S. in organizational development at the University of San Francisco.

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

ITEM 2. PROPERTIES

   Our principal sales, marketing, research and development and administrative offices are currently located in approximately 192,000 square feet in Sunnyvale, California. These leases will expire in August 2003 through October 2007. Of this total available space at December 31, 2000, approximately 63,000 square feet is subleased under agreements expiring in March 2002 and June 2002.

ITEM 3. LEGAL PROCEEDINGS

   Vitria is currently a party to various legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on Vitria's financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "VITR." Public trading of our common stock commenced on September 17, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market.

Quarter Ended                                                      High    Low
-------------                                                     ------- ------
Fiscal 1999
September 30, 1999............................................... $ 12.66 $ 7.89
December 31, 1999................................................ $ 68.25 $ 9.85

Fiscal 2000
March 31, 2000................................................... $106.00 $40.00
June 30, 2000.................................................... $ 63.00 $18.00
September 30, 2000............................................... $ 74.25 $33.00
December 31, 2000................................................ $ 47.00 $ 4.19

   As of December 31, 2000, there were approximately 473 stockholders of record of our common stock. We have never paid or declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                            Year Ended December 31,
                                    -------------------------------------------
                                      2000      1999     1998     1997    1996
                                    --------  --------  -------  ------  ------
                                     (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  License.........................  $102,287  $ 21,790  $ 5,198  $  955  $  --
  Service and other...............    32,442     9,751    2,429   2,680   2,026
                                    --------  --------  -------  ------  ------
    Total revenues................   134,729    31,541    7,627   3,635   2,026
                                    --------  --------  -------  ------  ------
Cost of revenues:
  License.........................       935       407      --       18     --
  Service and other...............    22,051     7,315    2,905   1,593   1,167
                                    --------  --------  -------  ------  ------
    Total cost of revenues........    22,986     7,722    2,905   1,611   1,167
                                    --------  --------  -------  ------  ------
Gross profit......................   111,743    23,819    4,722   2,024     859
                                    --------  --------  -------  ------  ------
Operating expenses:
  Sales and marketing.............    78,361    20,009    6,572   1,143      80
  Research and development........    29,441    10,736    4,794     841     397
  General and administrative......    14,230     3,991    1,807     695     147
  Amortization of stock-based
   compensation...................     3,420     4,525    1,424     --      --
                                    --------  --------  -------  ------  ------
    Total operating expenses......   125,452    39,261   14,597   2,679     624
                                    --------  --------  -------  ------  ------
Income (loss) from operations.....   (13,709)  (15,442)  (9,875)   (655)    235
Other income, net.................    13,015     1,336      306      75       8
                                    --------  --------  -------  ------  ------
Net income (loss) before income
 taxes............................      (694)  (14,106)  (9,569)   (580)    243
Provision for income taxes........       584       --       --      --      --
Deemed preferred stock dividend...       --     (1,908)     --      --      --
                                    --------  --------  -------  ------  ------
Net income (loss) available to
 common stockholders..............  $ (1,278) $(16,014) $(9,569)   (580) $  243
                                    ========  ========  =======  ======  ======
Net income (loss) per share
 available to common stockholders:
  Basic...........................  $  (0.01) $  (0.21) $ (0.20) $(0.01) $ 0.01
  Diluted.........................  $  (0.01) $  (0.21) $ (0.20)  (0.01)   0.00
Weighted average shares used in
 computation of net income (loss)
 per share available to common
 stockholders:
  Basic...........................   122,365    75,748   48,012  39,660  28,176
  Diluted.........................   122,365    75,748   48,012  39,660  55,340

                                                       December 31,
                                           ------------------------------------
                                             2000    1999    1998    1997  1996
                                           -------- ------- ------- ------ ----
                                                      (in thousands)
Consolidated Balance Sheet Data:
  Cash, cash equivalents and short-term
   investments............................ $224,138 $65,449 $12,792 $9,138 $399
  Working capital.........................  197,118  54,237  12,336  9,762  585
  Total assets............................  310,192  86,494  20,000 11,141  961
  Deferred revenue........................   46,611  15,627   2,874    223  --
  Stockholders' equity....................  237,145  59,450  13,391 10,099  636

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read with "Selected Financial Data" and our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Business Risks" below as well as those discussed elsewhere.

Overview

   Vitria was incorporated in October 1994. We initially generated revenues exclusively through consulting contracts with third parties and government grants from the National Institute of Standards and Technology, or NIST. In June 1997, we commercially released our first product. With the initial release of this product, we accelerated the development of our sales and marketing organizations. We have incurred significant losses since inception, and as of December 31, 2000, we had an accumulated deficit of $25.6 million.

   We derive revenues primarily from two sources: licenses and services and other. Since the introduction of our product in 1997, licenses have become our primary source of revenues. Our product is typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications managed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer.

   Service and other revenues include product maintenance, consulting, training and government grants. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide for unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student basis and recognized as the classes are attended. Our government grant revenues have significantly decreased over the past three years. Our government grants ended in April 2000 and we do not expect to recognize future government grant revenues except to the extent to which they are currently recorded in deferred revenue.

   We market our product through our direct sales force and augment our marketing efforts through relationships with system integrators, value-added resellers and technology vendors. While our revenues to date have been derived primarily from accounts in the United States, we opened an office in the United Kingdom in June 1999 and in Japan, Australia, France, Germany, Italy, and The Netherlands in 2000 and plan to expand further in Europe and Asia.

   During 2000, we recognized approximately 13% of our revenues from customers outside the United States. We believe international revenues will become a more significant component of our total revenues as our operations grow. To date, we have not experienced significant seasonality of revenues. We expect that future results may be affected by the fiscal or quarterly budget cycle of our customers.

   Sales to our ten largest customers accounted for 86% of total revenues in 1998, 49% of total revenues in 1999, and 25% of total revenues in 2000. In 1998, revenues from KPMG Consulting, Level 3 and NIST accounted for 12%, 30% and 10%, respectively, of total revenues. In 1999, revenues from Sprint accounted for 11% of total revenues. In 2000, no single customer accounted for more than 10% of total revenues. While our dependence on any single customer has been declining over the past three years, we expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

   While revenues had grown sequentially each quarter at a rapid pace during the first three quarters of fiscal year 2000, our revenues for the fourth quarter ended December 31, 2000 reflected a slight decline sequentially from our revenues in the third quarter. This sequential decline was due principally to a slowdown in our order activity from customers in the telecommunications industry. During fiscal year 2001, revenues are expected to grow at a much slower pace than in prior periods due primarily to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

   We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest significantly in sales, marketing and research and development and expect to incur operating losses for at least the next eighteen months. Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues, and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenues during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including the following:

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

  . delays in our ability to recognize revenues as a result of the decision by our customers to postpone software delivery;

  . customer budget cycles and changes in these budget cycles;

  . availability of customer funds for software purchases given external economic factors; and

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

Quarterly Results of Operations

   The following tables set forth statement of operations data for each of the eight quarters ended December 31, 2000, as well as the percentage of our total revenues represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this annual report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

                          Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,  Sept. 30, Dec. 31,
                            1999       1999       1999       1999       2000       2000      2000      2000
                          --------   --------   ---------  --------   --------   --------  --------- --------
                                            (in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
 License................  $ 3,487    $ 3,691     $ 5,209   $ 9,403    $16,318    $25,273    $32,676  $28,020
 Service and other......    1,722      2,608       2,626     2,795      4,217      6,480      8,935   12,810
                          -------    -------     -------   -------    -------    -------    -------  -------
   Total revenues.......    5,209      6,299       7,835    12,198     20,535     31,753     41,611   40,830
                          -------    -------     -------   -------    -------    -------    -------  -------
Cost of revenues:
 License................       62        122         101       122        383        305        114      133
 Service and other......    1,544      1,810       1,861     2,100      3,693      4,570      6,977    6,811
                          -------    -------     -------   -------    -------    -------    -------  -------
   Total cost of
    revenues............    1,606      1,932       1,962     2,222      4,076      4,875      7,091    6,944
                          -------    -------     -------   -------    -------    -------    -------  -------
   Gross profit.........    3,603      4,367       5,873     9,976     16,459     26,878     34,520   33,886
                          -------    -------     -------   -------    -------    -------    -------  -------
Operating expenses:
 Sales and marketing....    2,889      3,890       5,089     8,141     11,662     19,859     23,521   23,319
 Research and
  development...........    1,961      1,922       2,981     3,872      5,282      6,215      8,647    9,297
 General and
  administrative........      726        875         981     1,409      2,189      3,227      4,609    4,205
 Amortization of stock-
  based compensation....      867      1,085       1,411     1,162      1,064        976        733      647
                          -------    -------     -------   -------    -------    -------    -------  -------
   Total operating
    expenses............    6,443      7,772      10,462    14,584     20,197     30,277     37,510   37,468
                          -------    -------     -------   -------    -------    -------    -------  -------
 Loss from operations...   (2,840)    (3,405)     (4,589)   (4,608)    (3,738)    (3,399)    (2,990)  (3,582)
 Other income, net......      129        105         331       771      1,913      3,494      3,769    3,839
                          -------    -------     -------   -------    -------    -------    -------  -------
Net income (loss) before
 income taxes...........   (2,711)    (3,300)     (4,258)   (3,837)    (1,825)        95        779      257
Provision for income
 taxes..................      --         --          --        --         --          67         86      431
                          -------    -------     -------   -------    -------    -------    -------  -------
Net income (loss).......   (2,711)    (3,300)     (4,258)   (3,837)    (1,825)        28        693     (174)
Deemed preferred stock
 dividend...............      --      (1,908)        --        --         --         --         --       --
                          -------    -------     -------   -------    -------    -------    -------  -------
Net income (loss)
 available to common
 stockholders...........  $(2,711)   $(5,208)    $(4,258)  $(3,837)   $(1,825)   $    28    $   693  $  (174)
                          =======    =======     =======   =======    =======    =======    =======  =======
Basic net income (loss)
 per share..............  $ (0.06)   $ (0.10)    $ (0.07)  $ (0.02)   $ (0.02)   $  0.00    $  0.01  $  0.00
                          =======    =======     =======   =======    =======    =======    =======  =======
Diluted net income
 (loss) per share.......  $ (0.06)   $ (0.10)    $ (0.07)  $ (0.02)   $ (0.02)   $  0.00    $  0.00  $  0.00
                          =======    =======     =======   =======    =======    =======    =======  =======
As a Percentage of Total
 Revenues:
Revenues:
 License................       67%        59%         67%       77%        80%        80%        79%      69%
 Service and other......       33         41          33        23         20         20         21       31
                          -------    -------     -------   -------    -------    -------    -------  -------
   Total revenues.......      100        100         100       100        100        100        100      100
                          -------    -------     -------   -------    -------    -------    -------  -------
Cost of revenues:
 License................        1          2           1         1          2          1          0        0
 Service and other......       30         29          24        17         18         14         17       17
                          -------    -------     -------   -------    -------    -------    -------  -------
   Total cost of
    revenues............       31         31          25        18         20         15         17       17
                          -------    -------     -------   -------    -------    -------    -------  -------
   Gross profit.........       69         69          75        82         80         85         83       83
                          -------    -------     -------   -------    -------    -------    -------  -------
Operating expenses:
 Sales and marketing....       55         62          65        67         57         63         56       57
 Research and
  development...........       38         30          38        32         26         20         21       23
 General and
  administrative........       14         14          12        11         10         10         11       10
 Amortization of stock-
  based compensation....       17         17          18         9          5          3          2        2
                          -------    -------     -------   -------    -------    -------    -------  -------
   Total operating
    expenses............      124        123         133       119         98         96         90       92
                          -------    -------     -------   -------    -------    -------    -------  -------
 Loss from operations...      (55)       (54)        (58)      (37)       (18)       (11)        (7)      (9)
 Other income, net......        3          2           4         6          9         11          9        9
                          -------    -------     -------   -------    -------    -------    -------  -------
Net income (loss) before
 income taxes...........      (52)       (52)        (54)      (31)        (9)         0          2        0
Provision for income
 taxes..................      --         --          --        --         --           0          0        1
                          -------    -------     -------   -------    -------    -------    -------  -------
Net income (loss).......      (52)       (52)        (54)      (31)        (9)         0          2       (1)
Deemed preferred stock
 dividend...............      --         (30)        --        --         --         --         --       --
                          -------    -------     -------   -------    -------    -------    -------  -------
Net income (loss)
 available to common
 stockholders...........      (52)%      (82)%       (54)%     (31)%       (9)%        0%         2%      (1)%
                          =======    =======     =======   =======    =======    =======    =======  =======

Revenues

   License. License revenues increased from $5.2 million in 1998 to $21.8 million in 1999. License revenues increased 369% over 1999 to $102.3 million in 2000. These increases were the result of the growth in the number of licenses to new customers and to a higher average transaction size. Our average transaction size has increased due to larger deployments by our customers. During fiscal year 2001, revenues are expected to grow at a much slower pace than in prior periods primarily due to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

   Service and other. Service and other revenues increased from $2.4 million in 1998 to $9.8 million in 1999 and to $32.4 million in 2000. The substantial increase in service revenues began in the fourth quarter of 1998 due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. These service revenues continued to increase each quarter of 1999 and 2000 as we supported a number of new deployments of our product. Service and other revenues include government grant contract revenues, which ended in April 2000. We do not expect to recognize future government grant revenues except for $849,000 which has been recorded in deferred revenue. Revenue recognition for this deferred government grant revenue is dependent upon the results of a government audit.

Cost of Revenues

   License. Cost of license revenues increased from $407,000 in 1999 to $935,000 in 2000. Cost of license revenues consists of royalty payments to third parties for technology incorporated in our product. We began incurring royalty payment obligations in the first quarter of 1999 due to the licensing to our customers of a product that incorporated third-party technology. The increase of $528,000 from 1999 to 2000 is due to the rapid growth of our license product sales, some of which incorporate third-party technology. Measured as a percentage of license sales, the cost of license sales decreased from 2% in 1999 to 1% in 2000 as more revenue came from products that did not contain third-party technology. Cost of license revenues varies as it is dependent upon the third-party technology incorporated into our products and the buying patterns of our customers. We expect the cost of license revenue to continue to increase. However, as a percentage of license revenue, we do not expect any significant variation in the cost of license revenues from the past two years.

   Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues also includes costs associated with government grants which are exactly equal to the grant revenues recognized. Cost of service and other revenues was $2.9 million in 1998, $7.3 million in 1999 and $22.1 million in 2000. As a percentage of our service and other revenues, these costs represented 120% in 1998, 75% in I999 and 68% in 2000. The increase of $4.4 million from 1998 to 1999 resulted from hiring additional support, training and implementation personnel, increased utilization of third-party consultants, and higher travel expenses associated with an increased number of customer implementations. From 1999 to 2000, cost of service and other revenues increased $14.7 million due primarily to the continued hiring of services personnel as well as higher travel costs related to increasing number of implementations. We expect that cost of service and other revenues will continue to increase in dollar amount as we continue to expand our customer support organization to meet anticipated customer demand.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses increased from $6.6 million in 1998 to $20.0 million in 1999, and to $78.4 million in 2000. The $13.4 million increase in sales and marketing expenses from 1998 to 1999 resulted from hiring additional sales and marketing personnel and from increased commission expense driven by the growth in revenues. Sales and marketing expenses increased $58.4 million from 1999 to 2000 as we continued to rapidly add sales and marketing personnel as well as launch our first advertising campaign. We expect that sales and marketing expenses will continue to increase as we continue to expand our sales and marketing efforts, establish additional U.S. and international sales offices and increase promotional activities.

   Research and Development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. Research and development expenses increased from $4.8 million in 1998 to $10.7 million in 1999, and to $29.4 million in 2000. The increase of $5.9 million for 1999 compared to 1998 was primarily attributable to increases in personnel expenses and contractor fees. The $18.7 million increase from 1999 to 2000 was primarily the result of higher salary expenses related to additional research and development personnel, higher facilities costs associated with the increase in personnel, and increased usage of third-party consultants to assist with research and development programs. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

   General and Administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and allowances for doubtful accounts. These expenses increased from $1.8 million in 1998 to $4.0 million in 1999 and to $14.2 million in 2000. The increase of $2.2 million from 1998 to 1999 was attributable to increases in personnel expenses as we continued to add personnel to support internal operations. The $10.2 million increase from 1999 to 2000 was attributable to increases in personnel expenses, recruiting fees associated with our headcount growth, outside professional service fees and the allowance for doubtful accounts in response to the broadening of our customer base and increasing accounts receivable balances. We believe that our general and administrative expenses will continue to increase in dollar amounts as a result of our growing operations.

   Amortization of Stock-based Compensation. Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a five-year vesting period using the multiple option approach. We amortized employee stock-based compensation expense of $1.4 million in 1998, $4.5 million in 1999 and $3.4 million in 2000. We expect to record employee stock-based compensation expenses of approximately $1.9 million, $1.1 million, $500,000 and $100,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. We recorded expenses of $147,000, $46,000 and $320,000 for the years ended December 31, 1998, 1999 and 2000, respectively, in connection with stock issued for services.

   Interest and Other Income. Interest and other income increased from $306,000 in 1998, to $1.3 million in 1999, and to $13.0 million in 2000. The increases are due to increased interest income on the proceeds of our initial public offering in September of 1999 and our follow-on public offering in February of 2000.

Provision for Income Taxes

   We recorded an income tax provision of $584,000 for the year ended December 31, 2000. The provision relates to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenues. As of December 31, 2000, the Company had approximately $13.1 million and $7.6 million of federal and state net operating loss carryforwards available to offset further taxable income. Such net operating loss carryforwards expire at various dates through 2020 to the extent that they are not utilized. Because the realization of the loss carryforward benefits cannot be reasonably assured, we have set up a full valuation allowance against these deferred tax assets. Management evaluates the realizability of the deferred tax assets on a quarterly basis.

   We did not record an income tax provision in 1998 or 1999 as we had cumulative net operating losses in all tax jurisdictions.

Liquidity and Capital Resources

   We raised approximately $50.0 million in September 1999 from an initial public offering of 13,800,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs. Prior to the offering we had financed our operations through private sales of common and preferred stock, with cumulative net proceeds of $27.7 million. In February 2000, we raised approximately $171.2 million from a follow-on public offering of 3,000,000 shares of our common stock, net of underwriting discounts, commissions and issuance costs.

   As of December 31, 2000, we had $154.8 million in cash and cash equivalents, $69.3 in short-term investments and $197.1 million in working capital with no outstanding long-term debt, compared to $52.2 million in cash and cash equivalents, $13.2 million in short-term investments and $54.2 million in working capital with no outstanding long-term debt at December 31, 1999.

   Net cash used in operating activities was $6.8 million in 1998. Net cash generated from operating activities was $1.6 million in 1999 and $20.9 million in 2000. Net cash used to fund operating activities in 1998 reflects net losses, offset in part by increases in deferred revenues. Net cash provided by operating activities in 1999 was primarily attributed to an increase in deferred revenue and amortization of deferred stock-based compensation, which was offset almost entirely by an increase in net loss. Net cash provided by operating activities in 2000 was primarily attributed to a decrease in net loss and an increase in deferred revenue and accrued liabilities, partially offset by an increase in accounts receivable.

   Net cash used in investing activities was $947,000, $17.8 million and $93.8 million in 1998, 1999 and 2000, respectively. In 1998, investing activities consisted primarily of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. In 1999, net cash used in investing activities included purchases of marketable debt securities of $13.3 million and purchases of fixed assets of $4.6 million. In 2000, net cash used in investing activities consisted of equity investments of $5.1 million made in several private companies, purchases of marketable debt securities of $220.4 million, proceeds from maturities of marketable debt securities totaling $145.6 million and $13.9 million for the purchase of fixed assets.

   Net cash generated from financing activities was $11.4 million in 1998, $55.6 million in 1999 and $175.6 million in 2000. Net cash generated from financing activities consists primarily of net proceeds from the issuance of convertible preferred and common stock.

   At December 31, 2000, we had operating lease commitments of $42.9 million.

   We expect to experience significant growth in our operating expenses into the forseeable future in order to execute our business plan. As a result, we anticipate that operating expenses will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If the Company ever needed to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," or "SFAS 133," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by Vitria effective January 1, 2001 and is not anticipated to have a material impact on our results of operations, financial position or cash flows when adopted. We currently hold no derivative financial instruments and do not currently engage in hedging activities.

   In December 1999, the Security and Exchange Commission issued Staffing Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. We adopted SAB 101 in the fourth quarter of 2000 and the adoption did not have a material impact on our financial statement position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No.25," or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on December 31, 2000 or December 31, 1999, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

   We were incorporated in October 1994. Until November 1997, we were engaged primarily in research and development of our initial product. We licensed our first product in November 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks, expenses and challenges we might encounter because we are in the early stages of development in a new and rapidly evolving market.

Although we have in the past reported net income available to stockholders, we cannot guarantee we will do so in the future.

   We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $25.6 million as of December 31, 2000. We intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

Our operating results fluctuate significantly and an unanticipated decline in revenue may disappoint securities analysts or investors and result in a decline in our stock price.

   Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable and prospective investors should not use these past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. Period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance.

   While revenues had grown sequentially each quarter at a rapid pace during the first three quarters of fiscal year 2000, our revenues for the fourth quarter ended December 31, 2000 reflected a slight decline sequentially from our revenues in the third quarter. This sequential decline was due principally to a slowdown in our order activity from customers in the telecommunications industry. During fiscal year 2001, revenues are expected to grow at a much slower pace than in prior periods due primarily to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

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

   System integrators install and deploy our products and those of our competitors, and perform custom integration of systems and applications. Some system integrators engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our product than we would otherwise have to, and our efforts may not be as effective as those of the system integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms for recommendations of our product during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these system integrators and, as a result, these system integrators may recommend competitors' products and services. In addition, a number of our competitors have relationships with a greater number of these system integrators and, therefore, have access to a broader base of enterprise customers. Our failure to establish or maintain these relationships would significantly harm our ability to license and successfully implement our software product. In addition, we rely on the industry expertise and reach of these firms. Therefore, this failure would also harm our ability to develop industry-specific products. We are currently investing, and plan to continue to invest, significant resources to develop and maintain these relationships. Our operating results could be adversely affected if these efforts do not generate license and service revenues necessary to offset this investment.

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

Because a small number of customers have in the past accounted for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

   Sales to our ten largest customers accounted for 25% of total revenues in the fiscal year ended December 31, 2000. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

Our sales are concentrated in the telecommunication, manufacturing, financial services and energy industries, and if our customers in these markets decrease their information technology spending, or we fail to penetrate other industries, our revenues may decline.

   We expect to continue to direct our sales and marketing efforts toward companies in the telecommunications, manufacturing, financial services and energy industries. Given the high degree of competition and the rapidly changing environment in these industries, there is no assurance that we will be able to continue sales in these industries at current levels. In addition, we intend to market our product in new vertical markets. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

   During the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall contraction in the U.S. economy negatively impacted our fourth quarter revenues and may continue to negatively impact our revenues for the foreseeable future.

Failure of our current or potential Internet customers to receive necessary funding could harm our business.

   Some of our customers include Internet companies. Most privately and publicly held Internet companies require outside cash sources to continue operations. To the extent additional funding is less available for Internet companies as a result of a stock market decline or other factors, demand for our products may decline significantly, thereby reducing our sales. On sales we do generate from Internet companies, we may need to defer recognizing revenue until payment is received.

The recent downturn in the U.S. economy may cause a decline in capital allocations, thus reducing our revenue and affecting our accounts receivable.

   The recent downturn in the U.S. economy may cause a decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. In addition, if our customers seek protection from creditors through formal bankruptcy filings, we may experience an increase in delinquent accounts receivable.

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

   B2Bi and EAI Vendors. We face direct and indirect competition from vendors offering Business-to-Business Integration ("B2Bi") and Enterprise Application Integration ("EAI"), as well as other aspects of our products. Some of these vendors include BEA Systems, Inc., CrossWorlds Software, Inc., IBM Corporation, Sybase, Inc., Tibco Software, Inc., and webMethods, Inc. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

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

The cost and difficulty in implementing our product could significantly harm our reputation with customers, diminishing our ability to license additional products to our customers.

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

If we are not successful in continuing to develop packaged versions of our product, our ability to increase future revenues could be harmed.

   We have developed and intend to continue to develop packaged versions of our product which incorporate business processes of specific industries, including telecommunications, manufacturing, financial services and energy. This presents technical challenges and will require collaboration with system integrators and the commitment of significant resources. If we are not successful in developing these targeted products or these products do not achieve market acceptance, our ability to increase future revenues could be harmed.

Our operating results are substantially dependent on license revenues from one product and our business could be materially harmed by factors that adversely affect the pricing and demand for our product.

   Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our BusinessWare product. Accordingly, our future operating results will depend on the demand for BusinessWare by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

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

   Our programs utilize Java programming technology provided by Sun Microsystems. We also depend upon access to the interfaces, known as "APIs," used for communication between external software products and packaged application software. Our access to APIs of third-party applications are controlled by the providers of these applications. If the application provider denies or delays our access to APIs, our business may be harmed. Some application providers may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their APIs. We also license technology related to the connectivity of our product to third-party database and other applications and we incorporate some third-party technology into our product offerings. Loss of the ability to use this technology, delays in upgrades, failure of these third parties to support these technologies, or other difficulties with our third-party technology partners could lead to delays in product shipment and could cause our revenues to decline.

We could suffer losses and negative publicity if new versions and releases of our product contain errors or defects.

   Our product and its interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction which has resulted in additional research and development expenses. To date, these additional expenses have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using our product for mission- critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

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

   We depend on the continued service of our key technical, sales and senior management personnel. None of these persons are bound by an employment agreement. The loss of senior management or other key research, development, sales and marketing personnel could have a material adverse effect on our future operating results. In particular Dr. JoMei Chang, our President and Chief Executive Officer, and Dr. M. Dale Skeen, our Chief Technology Officer, would be difficult to replace.

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

Business-to-business electronic commerce networks, including Vitria's Business Network, are at an early stage of development and market acceptance.

   We are in the first year of offering subscriptions to the Vitria Business Network. The revenues associated may be a combination of license and/or annual subscription fees. Our future prospects could be adversely impacted if the Vitria Business Network is not commercially successful.

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

   We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Canada, Australia and The Netherlands and intend to establish additional international offices. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We may not be able to efficiently integrate the operations of our acquisitions which may harm our business.

   We recently announced that we have entered into a definitive agreement to acquire XMLSolutions Corporation, a provider of EDI and XML technology. We may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. Customer relationships and strategic partnerships may be disrupted during the integration process which could result in lost sales and lost customers, and could harm our business. We may also incur significant expenses during the integration process. In addition, the dedication of management resources to integration may detract attention from our day-to-day business. The successful integration of any acquisition will also depend in part on the retention of key personnel. There can be no assurance that the integration process will be successful or that the anticipated benefits of any business integration will be fully realized. Achieving the benefits of any acquisition will depend in part on our ability to continue to successfully develop and sell our products and integrate new technologies to develop new products and product features, in a timely and efficient manner. If we are not successful in these efforts, our business may be harmed.

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

   Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  . establishment of a classified Board of Directors of directors requiring that not all members of the Board of Directors may be elected at one time;

  . authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors of directors to increase the number of outstanding shares and thwart a takeover attempt;

  . prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

  . limitations on the ability of stockholders to call special meetings of stockholders;

  . prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

  . establishing advance notice requirements for nominations for election to the Board of Directors of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

   In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of Vitria.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14. The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 7 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On March 23, 2000, we filed a Current Report on Form 8-K disclosing that PricewaterhouseCoopers LLP was dismissed as our independent accountants and replaced by Ernst & Young LLP. This decision to dismiss PricewaterhouseCoopers LLP was approved by our Board of Directors upon recommendation by our Audit Committee. The reports of PricewaterhouseCoopers LLP on our financial statements as of December 31, 1999 and for each of the years in the three-year period ended December 31, 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two years ended December 31, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning our directors will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 18, 2001 in the section entitled "Proposal 1-Election of Directors" and is incorporated into this report. Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 18, 2001, under the caption "Executive Compensation", and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 18, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 18, 2001, under the caption "Certain Transactions" and is incorporated by reference into this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----
 1.  Consolidated Financial Statements and Reports of Independent          34
     Auditors...........................................................

 2.  Notes to the Consolidated Financial Statements.....................   41

 3.  Consolidated Financial Statement Schedule:

     Schedule II--Valuation and Qualifying Accounts.....................   57

     All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

 4.  Exhibits

   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

     (a) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

                            VITRIA TECHNOLOGY, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors..........................  35

Report of Independent Accountants..........................................  36

Consolidated Balance Sheets................................................  37

Consolidated Statements of Operations......................................  38

Consolidated Statement of Stockholders' Equity.............................  39

Consolidated Statements of Cash Flows......................................  40

Notes to the Consolidated Financial Statements.............................  41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vitria Technology, Inc.

   We have audited the accompanying consolidated balance sheet of Vitria Technology, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders'equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) of this Annual Report for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred above present fairly, in all material respects, the consolidated financial position of Vitria Technology, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP

Palo Alto, California
January 19, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vitria Technology, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Vitria Technology, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 21, 2000

                            VITRIA TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------


Current assets:
  Cash and cash equivalents................................ $154,826  $ 52,218
  Short-term investments...................................   69,312    13,231
  Accounts receivable, net.................................   36,889    11,443
  Other current assets.....................................    9,138     4,389
                                                            --------  --------
    Total current assets...................................  270,165    81,281
  Restricted investments...................................   18,757       --
  Property and equipment, net..............................   15,164     4,452
  Other assets.............................................    6,106       761
                                                            --------  --------
    Total assets........................................... $310,192  $ 86,494
                                                            ========  ========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  1,396  $    401
  Accrued liabilities......................................   25,040    11,016
  Deferred revenue.........................................   46,611    15,627
                                                            --------  --------
    Total current liabilities..............................   73,047    27,044
                                                            --------  --------
Commitments and contingencies (Note 5)

Stockholders' equity:
  Convertible preferred stock: issuable in series, $0.001
   par value; 5,000 shares authorized; no shares issued and
   outstanding.............................................      --        --
  Common stock: $0.001 par value; 600,000 shares
   authorized; 128,224 shares issued and outstanding at
   December 31, 2000; 123,502 shares issued and outstanding
   at December 31, 1999....................................      128       124
Additional paid-in capital.................................  266,591    91,228
Accumulated other comprehensive loss.......................      (68)      (54)
Unearned stock-based compensation..........................   (3,603)   (7,223)
Notes receivable from stockholders.........................     (291)     (291)
Accumulated deficit........................................  (25,612)  (24,334)
                                                            --------  --------
    Total stockholders' equity.............................  237,145    59,450
                                                            --------  --------
    Total liabilities and stockholders' equity............. $310,192  $ 86,494
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Revenues:
  License........................................  $102,287  $ 21,790  $ 5,198
  Service and other..............................    32,442     9,751    2,429
                                                   --------  --------  -------
  Total revenues.................................   134,729    31,541    7,627
                                                   --------  --------  -------
Cost of revenues:
  License........................................       935       407      --
  Service and other..............................    22,051     7,315    2,905
                                                   --------  --------  -------
    Total cost of revenues.......................    22,986     7,722    2,905
                                                   --------  --------  -------
    Gross profit.................................   111,743    23,819    4,722
                                                   --------  --------  -------
Operating expenses:
  Sales and marketing............................    78,361    20,009    6,572
  Research and development.......................    29,441    10,736    4,794
  General and administrative.....................    14,230     3,991    1,807
  Amortization of stock-based compensation.......     3,420     4,525    1,424
                                                   --------  --------  -------
    Total operating expenses.....................   125,452    39,261   14,597
                                                   --------  --------  -------
Loss from operations.............................   (13,709)  (15,442)  (9,875)
Interest income..................................    13,165     1,218      306
Other income (expenses), net.....................      (150)      118      --
                                                   --------  --------  -------
Net loss before income taxes.....................      (694)  (14,106)  (9,569)
Provision for income taxes.......................       584       --       --
                                                   --------  --------  -------
Net loss.........................................    (1,278)  (14,106)  (9,569)
Deemed preferred stock dividend..................       --     (1,908)     --
                                                   --------  --------  -------
Net loss available to common stockholders........  $ (1,278) $(16,014) $(9,569)
                                                   ========  ========  =======
Basic and diluted net loss per share.............  $  (0.01) $  (0.21) $ (0.20)
                                                   ========  ========  =======
Weighted average shares used in calculating basic
 and diluted net loss per share..................   122,365    75,748   48,012
                                                   ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                    Convertible
                     Preferred                                                Notes      Accumulated
                       Stock        Common Stock   Additional   Unearned    Receivable      Other                    Total
                   --------------- ---------------  Paid-In   Stock-based      from     Comprehensive Accumulated Stockholders
                   Shares   Amount  Shares  Amount  Capital   Compensation Stockholders     Loss        Deficit      Equity
                   -------  ------ -------- ------ ---------- ------------ ------------ ------------- ----------- ------------
Balance at
December 31,
1997.............    7,708   $  8    52,996  $ 53   $ 10,697    $   --        $ --          $--        $   (659)    $ 10,099
Comprehensive
loss:
 Net loss........      --     --        --    --         --         --          --           --          (9,569)      (9,569)
                                                                                                                    --------
 Total
 comprehensive
 loss............                                                                                                     (9,569)
Issuance of
common stock,
net..............      --     --      8,076     8        609        --          --           --             --           617
Issuance of
Series C
convertible
preferred stock,
net..............    2,737      3       --    --      10,964        --          --           --             --        10,967
Unearned stock-
based
compensation.....      --     --        --    --       6,788     (6,788)        --           --             --           --
Amortization of
stock-based
compensation.....      --     --        --    --         --       1,277         --           --             --         1,277
                   -------   ----  --------  ----   --------    -------       -----         ----       --------     --------
Balance at
December 31,
1998.............   10,445     11    61,072    61     29,058     (5,511)        --           --         (10,228)      13,391
Comprehensive
loss:
 Net loss........      --     --        --    --         --         --          --           --         (14,106)     (14,106)
 Other
 comprehensive
 loss--foreign
 currency
 translation.....      --     --        --    --         --         --          --            (3)           --            (3)
 Unrealized loss
 on marketable
 debt
 securities......      --     --        --    --         --         --          --           (51)           --           (51)
                                                                                                                    --------
 Total
 comprehensive
 loss............      --     --        --    --         --         --          --           --             --       (14,160)
Issuance of
Series C
convertible
preferred stock,
net..............      107    --        --    --         420        --          --           --             --           420
Issuance of
Series D
convertible
preferred stock,
net..............    1,004      1       --    --       4,513        --          --           --             --         4,514
Conversion of
preferred stock
to common stock..  (11,556)   (12)   46,224    47        (35)       --          --           --             --           --
Allocation of
discount on
preferred stock..      --     --        --    --       1,908        --          --           --             --         1,908
Deemed preferred
stock dividend...      --     --        --    --      (1,908)       --          --           --             --        (1,908)
Issuance of
common stock,
net..............      --     --     15,940    16     50,744        --          --           --             --        50,760
Unearned stock-
based
compensation,
net..............      --     --        --    --       6,237     (6,237)        --           --             --           --
Amortization of
stock-based
compensation.....      --     --        --    --         --       4,525         --           --             --         4,525
Notes
receivable.......      --     --        266   --         291        --         (291)         --             --           --
                   -------   ----  --------  ----   --------    -------       -----         ----       --------     --------
Balance at
December 31,
1999.............      --     --    123,502   124     91,228     (7,223)       (291)         (54)       (24,334)      59,450
Comprehensive
loss:
 Net loss........      --     --        --    --         --         --          --           --          (1,278)      (1,278)
 Other
 comprehensive
 loss--foreign
 currency
 translation.....      --     --        --    --         --         --          --           (72)           --           (72)
 Unrealized gain
 on marketable
 debt
 securities......      --     --        --    --         --         --          --            58            --            58
                                                                                                                    --------
 Total
 comprehensive
 loss............      --     --        --    --         --         --          --           --             --        (1,292)
Issuance of
common stock,
net..............      --     --      4,722     4    175,563        --          --           --             --       175,567
Amortization of
stock-based
compensation.....      --     --        --    --        (200)     3,620         --           --             --         3,420
                   -------   ----  --------  ----   --------    -------       -----         ----       --------     --------
Balance at
December 31,
2000.............      --    $--    128,224  $128   $266,591    $(3,603)      $(291)        $(68)      $(25,612)    $237,145
                   =======   ====  ========  ====   ========    =======       =====         ====       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            VITRIA TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
Operating activities:
Net loss........................................  $  (1,278) $(14,106) $(9,569)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Gain on sale of fixed assets..................        --       (114)     --
  Depreciation..................................      3,210     1,138      255
  Provision for doubtful accounts...............      2,922       246      350
  Amortization of deferred stock-based
   compensation.................................      3,420     4,571    1,424
Changes in assets and liabilities:
    Accounts receivable.........................    (28,368)   (5,716)  (4,723)
    Other current assets........................     (4,749)   (4,209)    (140)
    Other assets................................       (246)     (673)     --
    Accounts payable............................        995      (356)     546
    Accrued liabilities.........................     14,024     8,038    2,370
    Deferred revenue............................     30,984    12,753    2,651
                                                  ---------  --------  -------
      Net cash provided by (used in) operating
       activities...............................     20,914     1,572   (6,836)
                                                  ---------  --------  -------
Investing activities:
  Purchases of property and equipment...........    (13,922)   (4,623)    (947)
  Sales of property and equipment...............        --        114      --
  Purchases of investments......................   (220,393)  (13,282)     --
  Proceeds from maturities of investments.......    145,614       --       --
  Purchases of equity investments...............     (5,100)      --       --
                                                  ---------  --------  -------
      Net cash used in investing activities.....    (93,801)  (17,791)    (947)
                                                  ---------  --------  -------
Financing activities:
  Issuance of convertible preferred stock,
   net..........................................        --      4,934   10,967
  Issuance of common stock, net.................    175,567    50,714      470
                                                  ---------  --------  -------
      Net cash provided by financing
       activities...............................    175,567    55,648   11,437
                                                  ---------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents....................................        (72)       (3)     --
Net increase in cash and cash equivalents.......    102,608    39,426    3,654
Cash and cash equivalents at beginning of
 year...........................................     52,218    12,792    9,138
                                                  ---------  --------  -------
Cash and cash equivalents at end of year........  $ 154,826  $ 52,218  $12,792
                                                  =========  ========  =======
Supplemental non-cash financing activities:
  Issuance of common stock for services.........  $     320  $     46  $   147
                                                  =========  ========  =======
  Issuance of common stock for notes
   receivable...................................  $     --   $    291  $   --
                                                  =========  ========  =======
  Income taxes paid.............................  $      35  $    --   $   --
                                                  =========  ========  =======
  Interest paid.................................  $      23  $    --   $   --
                                                  =========  ========  =======

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

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

 Foreign currency

   The functional currency of the Company's subsidiaries are the local currencies. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are included as other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented.

 Cash, cash equivalents, short-term investments and restricted investments

   The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents and investments with original maturities greater than three months to be short-term investments. All of the Company's short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in other comprehensive loss. Fair values are based upon quoted prices in an active market, or if that information is not available, on quoted market prices of instruments of similar characteristics. All of the Company's short-term available-for-sale securities have a contractual maturity of one year or less. Realized gains and losses and declines in value judged to be other than temporary are included in other expense. To date, there have been no gains or losses realized on the Company's short-term investments.

   Certain of the Company's investments are restricted from use in operations for the purpose of securing standby letters of credit issued in conjunction with certain leased facilities with varying expiration dates, through June 2013. These investments consist of commercial paper and certificates of deposit.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives of three years are used for computer equipment,

                            VITRIA TECHNOLOGY, INC.

software licenses and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives, whichever is shorter.

 Revenue recognition

   The Company derives revenues from software licenses to end users for its BusinessWare product and related services, which include maintenance and support, consulting and training services. The Company follows Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. In accordance with the provisions of SOP 97-2 as amended, the Company records revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the license agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. Revenue on arrangements with customers who are not the ultimate users (primarily systems integrators) is not recognized until evidence of sell through to an end user has been received.

   Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires the Company to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." The Company recognizes revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses.

   Revenues from maintenance and support are deferred and recognized ratably over the term of the contract. Revenues related to the Vitria Business Network are also deferred and recognized ratably over the term of the subscription period. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable.

   A portion of the Company's revenues are also derived from government grants. Government grant revenues are recognized as the research is performed and allowable costs are incurred. Revenues from government grants were $128,000, $1.2 million and $796,000 for the years December 31, 2000, 1999 and 1998, respectively.

 Fair value of financial instruments

   The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.

                            VITRIA TECHNOLOGY, INC.

 Advertising costs

   Advertising costs are expensed as incurred and totaled approximately $6.3 million and $21,000 for the years ended December 31, 2000 and 1999. There were no advertising costs throughout fiscal 1998.

 Research and development

   Research and development expenses include costs incurred by the Company to develop and enhance the Company's software. Research and development costs are charged to expense as incurred.

 Software development costs for external use

   Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Material software development costs incurred subsequent to the time a product's technological feasibility has been established, using the working model approach, through the time the product is available for general release to customers, are capitalized. Amortization of capitalized software development costs begins when the product is available for general release to customers, and is computed as the greater of (1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (2) the straight-line method over the estimated economic life of the product. To date, development costs qualifying for capitalization have been immaterial and therefore have been expensed as incurred.

 Software development costs for internal use

   Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Historically, internal use software costs were insignificant. During fiscal 2000, the Company began capitalizing certain external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. As of December 31, 2000, we had accumulated $2.0 million in software development costs for internal use. These costs will be amortized over their estimated useful lives (generally three years), beginning when the computer software is ready for its intended use.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," issued by the Financial Accounting Standards Board, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25 and related interpretations, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

 Income taxes

   Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences

                            VITRIA TECHNOLOGY, INC.

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

 Net loss per share

   The Company computes net income (loss) per share in accordance with SFAS No.128, "Earnings Per Share," and Securities and Exchange Commission Staff Accounting Bulletin No. 98, "Earnings Per Share." Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Basic earnings per share does not include shares subject to the Company's right of repurchase, which lapses ratably over the related vesting term. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding plus potential common stock. Potential common stock is composed of common stock subject to the Company's right of repurchase and common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Numerator:
     Net loss.................................... $ (1,278) $(14,106) $(9,569)
     Deemed preferred stock dividend.............      --     (1,908)     --
                                                  --------  --------  -------
   Net loss available to common stockholders..... $ (1,278) $(16,014) $(9,569)
                                                  ========  ========  =======
   Denominator:
     Weighted average shares of common stock.....  127,193    85,328   55,524
     Less weighted shares subject to repurchase
      ...........................................   (4,828)   (9,580)  (7,512)
                                                  --------  --------  -------
   Denominator for basic and diluted
    calculation..................................  122,365    75,748   48,012
                                                  --------  --------  -------
   Net loss per share available to common
    stockholders:
     Basic and diluted........................... $  (0.01) $  (0.21) $ (0.20)
                                                  ========  ========  =======

   The deemed preferred stock dividend reflects the beneficial conversion price of convertible preferred stock issued in 1999 prior to the Company's initial public offering in September 1999.

   The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                          Year Ended December
                                                                  31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
   Weighted average effect of anti-dilutive securities:
     Preferred stock.....................................    --  26,760 32,432
     Employee stock options (using the treasury stock
      method)............................................ 11,965  9,562  6,496
     Common stock subject to repurchase agreements.......  4,828  9,580  7,512
                                                          ------ ------ ------
       Total............................................. 16,793 45,902 46,440
                                                          ====== ====== ======

                            VITRIA TECHNOLOGY, INC.

 Comprehensive loss

   Comprehensive loss is comprised of the net loss and other comprehensive earnings such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Vitria's total comprehensive loss was as follows (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------  --------  -------
   Net loss........................................ $(1,278) $(14,106) $(9,569)
   Other comprehensive loss
     Foreign currency translation adjustment.......     (72)       (3)     --
     Unrealized gain (loss) on securities..........      58       (51)     --
                                                    -------  --------  -------
   Comprehensive loss.............................. $(1,292) $(14,160) $(9,569)
                                                    =======  ========  =======

 Segment information

   The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During each of the three years ended December 31, 2000 the Company's management considers its business activities to be focused on the license of its product and related services to end-user customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Vitria sells its products primarily to the telecommunications, manufacturing, financial services and energy markets in the United States and in foreign countries through its direct sales personnel and its alliance partners. The Company's customers have primarily been located in the United States. The Company recognized approximately 13% of its revenue from customers located outside the United States for the year ended December 31, 2000.

 Concentration of credit risks

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. All of the Company's available funds at December 31, 2000 and 1999, were deposited in money market accounts with financial institutions which management believes are of high credit quality or in commercial paper. The Company's accounts receivable are derived primarily from transactions with customers located in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. At December 31, 2000, the Company had $16.0 million in outstanding letters of credit which were issued in conjunction with certain leased facilities. The leased facilities have varying expiration dates through June 2013.

   The following table summarizes the revenue from customers in excess of 10% of total revenues:

                                                                  Year Ended
                                                                 December 31,
                                                                -----------------
                                                                2000   1999  1998
                                                                ----   ----  ----
   Company A...................................................  -- %  -- %   12%
   Company B...................................................  -- %  -- %   30%
   Company C...................................................  -- %   11%  -- %
   Government grant............................................  -- %  -- %   10%

                            VITRIA TECHNOLOGY, INC.

   The following table summarizes receivables from customers in excess of 10% of total accounts receivable:

                                                              December 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
   Company E.................................................     -- %      18%
   Company F.................................................     -- %      14%

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," or "SFAS 133," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001 and is not anticipated to have a material impact on the Company's results of operations, financial position or cash flows when adopted. The Company currently holds no derivative financial instruments and does not currently engage in hedging activities.

   In December 1999, the Security and Exchange Commission issued Staffing Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. We adopted SAB 101 in the fourth quarter of 2000 and the adoption did not have a material impact on our financial position or results of operations.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No.25," or FIN 44. FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or our results of operations.

                            VITRIA TECHNOLOGY, INC.

Note 2--Balance Sheet Components (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Accounts receivable........................................ $40,390  $12,022
     Less: Allowance for doubtful accounts....................  (3,501)    (579)
                                                               -------  -------
                                                               $36,889  $11,443
                                                               =======  =======
   Property and equipment, net:
     Computer equipment....................................... $ 8,209  $ 1,851
     Software licenses........................................   1,653      859
     Furniture and fixtures...................................   2,501    1,149
     Leasehold improvements...................................   7,108    1,690
                                                               -------  -------
                                                                19,471    5,549
     Less: Accumulated depreciation and amortization..........  (4,307)  (1,097)
                                                               -------  -------
                                                               $15,164  $ 4,452
                                                               =======  =======
   Accrued liabilities:
     Payroll and related expense.............................. $14,882  $ 5,266
     Professional services....................................   2,433    1,191
     Other....................................................   7,725    4,559
                                                               -------  -------
                                                               $25,040  $11,016
                                                               =======  =======

   At December 31, 2000, the Company's gross accounts receivable balance was $40.4 million. Of this balance, 31% or $12.7 million represents revenue that has not yet been recognized and is included in the deferred revenue balance. At December 31, 2000, the Company's deferred revenue balance was $46.6 million. Of this balance, 9%, or $4.3 million has been deferred due to customer credit issues. In accordance with the provisions of SOP 97-2, the Company records revenue from software licenses when the following criteria have been met: a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. In those cases where all other elements for revenue recognition have been met except customer credit criteria, the Company defers recognizing revenue until the customer pays or other evidence of probable collection is obtained.

                            VITRIA TECHNOLOGY, INC.

Note 3--Investments

   The following is a summary of available-for-sale securities (in thousands):

                                            Year Ended December 31, 2000
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
   Money market funds................ $ 90,968    $ --       $ --     $ 90,968
   Certificate of deposit............      358      --         --          358
   Commercial paper..................  117,030      --         --      117,030
   Auction paper.....................   15,000      --         --       15,000
                                      --------    -----      -----    --------
                                      $223,356    $ --       $ --     $223,356
                                      ========    =====      =====    ========
   Included in cash and cash
    equivalent investments........... $135,287    $ --       $ --     $135,287
   Restricted investments............   18,757      --         --       18,757
   Short-term investments............   69,312      --         --       69,312
                                      --------    -----      -----    --------
                                      $223,356    $ --       $ --     $223,356
                                      ========    =====      =====    ========

                                            Year Ended December 31, 1999
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
   Money market funds................ $ 41,728    $ --       $ --     $ 41,728
   Commercial paper..................   19,962      --         (51)     19,911
                                      --------    -----      -----    --------
                                      $ 61,690    $ --       $ (51)   $ 61,639
                                      ========    =====      =====    ========
   Included in cash and cash
    equivalent investments........... $ 48,408    $ --       $ --     $ 48,408
   Short-term investments............   13,282      --         (51)     13,231
                                      --------    -----      -----    --------
                                      $ 61,690    $ --       $ (51)   $ 61,639
                                      ========    =====      =====    ========

Note 4--Equity Investments

   At December 31, 2000, the Company held approximately $5.1 million of common stock of various private companies. These investments are accounted for using the cost method and are classified as long-term investments as the Company has an ownership interest of less than twenty percent and does not have the ability to exercise significant influence. These investments are reviewed each reporting period for impairment and, if appropriate, written down to their estimated fair value. No such impairment indicators have been identified to date.

Note 5--Commitments and Contingencies:

 Leases

   The Company leases office space and certain equipment under non-cancelable operating leases through 2013. Some of them have options to renew at varying terms. Some of the leases require payment of property taxes, insurance, maintenance and utilities.

   The terms of the headquarters office leases in California provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Total rent expense under operating lease agreements was $6.7 million, $1.6 million and $546,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                            VITRIA TECHNOLOGY, INC.

   In December 2000, the Company entered into agreements to sublease one of its leased buildings. The subleases commence in January 2001 and expire in March 2002 and June 2002. Aggregate future minimum rental sublease income to be received is $4.0 million for fiscal year 2001 and $1.7 million for fiscal year 2002.

   Future net minimum lease payments, reduced by minimum sublease income, under non-cancelable operating leases at December 31, 2000, are as follows (in thousands):

                                                                       Operating
   Year ending December 31,                                             Leases
   ------------------------                                            ---------
   2001...............................................................  $ 4,653
   2002...............................................................    6,838
   2003...............................................................    7,515
   2004...............................................................    6,533
   2005...............................................................    6,491
   2006 and thereafter................................................   10,856
                                                                        -------
   Total minimum lease payments.......................................  $42,886
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

Note 6--Common Stock:

   In September 1999, the Company completed an initial public offering of 13,800,000 shares of common stock at $4.00 per share, raising proceeds of approximately $50.0 million, net of underwriting discounts, commissions and other issuance costs. Immediately prior to the completion of the Company's initial public offering, all outstanding shares of convertible preferred stock converted into an aggregate of 23,111,230 shares of common stock.

   In February 2000, the Company completed a follow-on public offering of 3,000,000 shares of common stock at $60.00 per share and realized proceeds, net of underwriting discounts, commissions and other issuance costs, of $171.2 million.

   In March 2000, the Company's Board of Directors approved a two-for-one stock split. The stock split was effected in the form of a stock dividend to all holders of the Company's common stock as of March 22, 2000 and was distributed in April 2000. All share and per share amounts have been restated for all periods presented to reflect the stock split.

                            VITRIA TECHNOLOGY, INC.

Note 7--Income Taxes:

   The provision for income taxes for 2000 consists of the following (in thousands):

                                                                     Year Ended
                                                                    December 31,
                                                                        2000
                                                                    ------------
   Current:
     Federal.......................................................    $ --
     State.........................................................      119
     Foreign.......................................................      465
                                                                       -----
   Total provision for taxes.......................................    $ 584
                                                                       =====

   The tax provision is reconciled to the amount computed using the federal statutory rate of 35% for December 31, 2000 and 34% for December 31, 1999 and 1998 as follows (in thousands):

                                                     Year Ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
   Federal statutory benefit........................ $  (243) $(4,796) $(3,254)
   State taxes, net of federal benefit..............      77     (635)    (287)
   R&D Credits......................................  (1,176)     --       --
   Future benefits not currently recognized.........     --     3,621    2,971
   Nondeductible compensation.......................   1,197    1,810      570
   Other permanent items............................     176      --       --
   Foreign losses and tax credits not benefited.....     618      --       --
   Other............................................     (65)     --       --
                                                     -------  -------  -------
   Provision for taxes.............................. $   584  $   --   $   --
                                                     =======  =======  =======

   At December 31, 2000, the Company had approximately $13.1 million and $7.6 million of federal and state net operating loss carryforwards available to offset future taxable income which expire at various dates through 2020. The Company also has available tax credit carryforwards of $2.4 million and $1.2 million for federal and California, respectively, which expire at various dates through 2020. Deferred tax assets and liabilities consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Deferred tax assets:
     Net operating loss carryforwards.......................... $ 5,555  $5,059
     Credits...................................................   3,551   1,369
     Accruals and allowances...................................  10,126   1,338
     Capitalized expenses......................................     176     673
                                                                -------  ------
     Net deferred tax assets...................................  19,408   8,439
     Valuation allowance....................................... (19,408) (8,439)
                                                                -------  ------
                                                                $   --   $  --
                                                                =======  ======

   The Company has incurred losses for each of the three years ended December 31, 2000. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full

                            VITRIA TECHNOLOGY, INC.

valuation reserve has been recorded at December 31, 2000 and 1999. The increase in valuation allowance was $11.0 million and $4.8 million for the years ended December 31, 2000 and 1999, respectively. Approximately $9.4 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized.

   Due to the "Change of Ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss carryforwards and tax credit may be subject to an annual limitation against taxable income in future periods. The annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 8--Segment Reporting

   The Company operates in one segment, business-to-business electronic commerce solutions. Identifiable assets are classified based on the location of the Company's facilities. Revenues are assigned based on the location of the customer. Long-lived assets represent those material long-lived assets that can be associated with a particular geographic area. Information regarding operations in different geographic areas is as follows (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2000    1999    1998
                                                         -------- ------- ------
   Revenues:
     United States...................................... $117,142 $31,541 $7,627
     International......................................   17,587     --     --
                                                         -------- ------- ------
       Total............................................ $134,729 $31,541  7,627
                                                         ======== ======= ======
   Long-lived assets:
     United States...................................... $ 19,883 $ 5,176 $1,056
     International......................................    1,387      37    --
                                                         -------- ------- ------
       Total............................................ $ 21,270 $ 5,213 $1,056
                                                         ======== ======= ======

Note 9--Related Party Transaction

   In August 1999, certain employees of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The aggregate notes face value of the $291,000 bear interest at a rate of 4% per annum and are due in August 2004. The net amount outstanding has been reflected as a separate component of stockholders' equity.

Note 10--Employee Benefit Plan

 Deferred Compensation

   In December 1998, the Company established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 2000, the Company did not make any contributions to the plan.

   The Company has recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from the Company's general creditors and,

                            VITRIA TECHNOLOGY, INC.

as such, these assets could be used to meet the obligations of the Company in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets and liabilities were $352,000 at December 31, 2000 and $182,000 at December 31, 1999.

 Equity Incentive Plans

   In March 1995, the Company adopted the 1995 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock bonuses and restricted stock to employees, directors and consultants of the Company. In October 1998, the Company adopted the 1998 Executive Incentive Plan which provides for the granting of stock options to employees, directors and consultants. Options granted under the 1995 Equity Incentive Plan and the 1998 Executive Incentive Plan (the "Plans") may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to employees (including officers and directors who are also employees) of the Company. NSOs may be granted to employees and consultants of the Company. In January 1999 and December 1998, the Company sold 95,000 of the Series C convertible preferred stock to employees under the 1995 Equity Incentive Plan.

   In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the "Amended Plans"). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. The Company has reserved 57,017,648 shares of common stock for issuance under the Amended Plans. On December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved automatically increases by 6.5% of the outstanding common stock calculated on a fully-diluted basis, with the number of options granted which qualify as incentive stock options never to exceed 32,000,000. Fully diluted common stock includes common stock subject to Vitria's right of repurchase and common stock issuable upon the exercise of stock options. The remaining number of authorized shares that could be issued under the Amended Plans was 22,604,127 at December 31, 2000.

   On October 26, 2000, the Board of Directors adopted the 1999 Equity Incentive Plan for French Employees (the "French Plan") which is a sub-plan to the 1999 Equity Incentive Plan. The French Plan only provides for the granting of stock options.

   Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO or NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options to purchase more than 1,600,000 shares of common stock during any calendar year. Options granted generally vest over a five year or four year period. A portion of the shares sold to employees are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2000 and 1999, there were approximately 3,490,000 and 6,342,000 shares, respectively, subject to repurchase.

                            VITRIA TECHNOLOGY, INC.

   The following table summarizes information about stock option transactions under the Amended Plans (in thousands, except per share amounts):

                                         Year Ended December 31,
                             --------------------------------------------------
                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
Outstanding at beginning of
 period....................  14,552   $ 3.37   7,508   $ 0.09   6,508   $0.06
Granted below fair value...     140    45.75  11,586     1.47  13,032    0.08
Granted at fair value......   7,045    31.04   1,768    18.96     --      --
Grant above fair value.....     195    34.75     --       --      --      --
Exercised..................  (1,617)    0.72  (4,998)    0.30  (8,056)   0.06
Canceled...................  (2,145)   11.56  (1,312)    0.53  (3,976)   0.06
                             ------           ------           ------
Outstanding at end of
 period....................  18,170    14.04  14,552     3.37   7,508    0.09
                             ======           ======           ======
Options vested.............  14,896            9,160              240
Weighted average fair value
 of options granted below
 fair value................           $45.38           $ 2.75           $1.67
Weighted average fair value
 of options granted at fair
 value.....................           $28.70           $17.87            $--
Weighted average fair value
 of options granted above
 fair value................           $ 0.63           $  --            $ --

   The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2000 (in thousands, except per share amounts):

                                        Options Outstanding and Exercisable
                                ----------------------------------------------------
                                   Number       Weighted Average
                                 Outstanding  Remaining Contractual Weighted Average
      Range of Exercise Price    in thousands     Life in years      Exercise Price
      -----------------------   ------------- --------------------- ----------------
       $0.06--$0.26                 3,545             7.58               $ 0.13
          $2.00                     4,641             8.54                 2.00
      $2.50--$13.25                 4,545             9.27                 7.81
      $13.41--$56.88                5,439             9.27                38.58
                                   ------
                                   18,170
                                   ======

                            VITRIA TECHNOLOGY, INC.

 Fair value disclosures

   The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. Had compensation expense for options granted for the years ended December 31, 2000, 1999 and 1998 been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Net loss available to common stockholders:
     As reported................................. $ (1,278) $(16,014) $(9,569)
                                                  --------  --------  -------
     Pro forma................................... $(77,779) $(24,438) $(9,628)
                                                  --------  --------  -------
   Net loss per share available to common
    stockholders:
     As reported:
     Basic and diluted........................... $  (0.01) $  (0.21) $ (0.20)
                                                  --------  --------  -------
     Pro forma:
     Basic and diluted........................... $  (0.64) $  (0.32) $ (0.20)
                                                  --------  --------  -------

   Because the determination of fair value of all options granted after the time the Company became a public entity includes volatility factors, the above results may not be representative of future periods.

   The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

                                                     Year Ended December 31,
                                                     --------------------------
                                                     2000    1999       1998
                                                     ----  ---------  ---------
   Risk-free interest rates......................... 6.00% 4.60-6.19% 4.13-5.46%
   Expected lives (in years)........................    5          5          5
   Dividend yield...................................    0%         0%         0%
   Expected volatility..............................  160%       230%         0%

 1999 Employee Stock Purchase Plan

   In June 1999, the Board of Directors adopted, and in July 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan ("Purchase Plan"). Under the plan, eligible employees can have up to 10% of their earnings withheld to be used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 27 months.

   The Purchase Plan provides for the issuance of shares of common stock pursuant to purchase rights granted to employees. At the time it was adopted by the Board of Directors, 6,000,000 shares were reserved for issuance under the Purchase Plan. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares required to restore the reserve to 6,000,000 shares. Such automatic share reserve increases may not exceed 66,000,000 shares in the aggregate over a 10-year period. On August 14, 2000, 2,756,131 shares were added to the reserve. At December 31, 2000, 705,214 shares had been issued to date and 8,050,917 shares were reserved for future issuance.

                            VITRIA TECHNOLOGY, INC.

 Unearned stock-based compensation

   In connection with certain stock option grants, the Company recorded approximately $6.2 million and $6.8 million of unearned stock compensation for the excess of the deemed fair market value over the exercise price at the date of grant for the years ended December 31, 1999 and 1998, respectively. Stock-based compensation is being recognized, using the multiple option method as prescribed by FASB Interpretation No. 28, over the option vesting period of generally five years. As a result, amortization of stock-based compensation was $3.4 million, $4.5 million, and $1.4 million for the years ended December 31, 2000, 1999, and 1998, respectively, and is expected to be $1.9 million in 2001, $1.1 million in 2002, $500,000 in 2003 and $100,000 in 2004. Unearned
compensation expense will be reduced in future periods to the extend that options are terminated prior to vesting. We recorded expenses of $320,000, $46,000 and $147,000 for the years ended December 31, 2000, 1999 and 1998, respectively, in connection with stock issued for services rendered.

   The breakdown of the amortization of stock-based compensation is as follows (in thousands):

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
   Sales and marketing.................................... $1,306 $1,905 $  800
   Research and development...............................  1,233  1,537    370
   General and administrative.............................    609    739    154
   Cost of sales..........................................    272    344    100
                                                           ------ ------ ------
   Total amortization of stock-based compensation......... $3,420 $4,525 $1,424
                                                           ====== ====== ======

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

Note 11--Subsequent Events (Unaudited)

   On February 28, 2001, the Company announced that its Board of Directors had approved a voluntary stock option exchange program for its employees. Under the program, employees will have the opportunity to cancel outstanding stock options granted to them on or after September 17, 1999 in exchange for a new option grant for an equal number of shares to be granted at a future date. The new options would be issued no earlier than six months and one day after the cancellation date. The exercise price of the new options will be based on the market price of the Company's common stock as reported on the Nasdaq National Market at the time the new options are granted. Members of the Company's Board of Directors, executive staff and vice presidents will not be eligible to participate in this program.

   On March 26, 2001, the Company announced that it has entered into a definitive agreement to acquire XMLSolutions Corporation, a provider of EDI and XML transformation technology. The total purchase price will be approximately $15 million, of which $7 million will be paid at the closing in cash to preferred shareholders and $8 million will be used to retire short-term debt and other liabilities of XMLSolutions. The closing of the acquisition is subject to the approval of the shareholders of XMLSolutions, as well as the satisfaction of certain closing conditions. The Company expects to complete the transaction in April 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.


                                          Vitria Technology, Inc.

                                          /s/ JoMei Chang, Ph.D.

                                                  /s/ JoMei Chang, Ph.D.
                                          By___________________________________
                                                    JoMei Chang, Ph.D.
                                               President and Chief Executive
                                                          Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

     /s/ JoMei Chang, Ph.D.            President, Chief Executive   March 28, 2001
______________________________________  Officer and Director
          JoMei Chang, Ph.D.            (Principal Executive
                                        Officer)

     /s/ Paul R. Auvil, III            Vice President, Finance      March 28, 2001
______________________________________  and Chief Financial
          Paul R. Auvil, III            Officer (Principal
                                        Financial and Accounting
                                        Officer)

    /s/ M. Dale Skeen, Ph.D.           Chief Technology Officer     March 28, 2001
______________________________________  and Director
         M. Dale Skeen, Ph.D.

      /s/ Robert M. Halperin           Director                     March 28, 2001
______________________________________
          Robert M. Halperin

   /s/ William H. Younger, Jr.         Director                     March 28, 2001
______________________________________
       William H. Younger, Jr.

       /s/ John L. Walecka             Director                     March 28, 2001
______________________________________
           John L. Walecka

                                  Schedule II

                       Valuation and Qualifying Accounts
                                 (in thousands)

                             Balance at     Amount
                             beginning    charged to               Balance at
                              of year   profit and loss Deductions end of year
                             ---------- --------------- ---------- -----------
   Allowance for Bad Debts
   Year ended December 31,
    1998....................    $ 35        $  350        $ (52)     $  333
   Year ended December 31,
    1999....................     333           256          (10)        579
   Year ended December 31,
    2000....................     579         2,922          --        3,501

                                 EXHIBIT INDEX

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
   3.1(1)  Amended and Restated Certificate of Incorporation of Vitria.

   3.2(2)  Certificate of Amendment of Restated Certificate of Incorporation.

   3.3(3)  Bylaws of Vitria.

   4.1     Reference is made to Exhibits 3.1 through 3.3.

   4.2(3)  Specimen Stock Certificate.

   4.3(3)  Second Amended and Restated Investor Rights Agreement, dated May 20,
           1999.

  10.1(3)  Form of Indemnity Agreement.

  10.2(4)  Amended and Restated 1999 Equity Incentive Plan.

  10.3(5)  1998 Executive Incentive Plan.

  10.4(6)  1999 Employee Stock Purchase Plan.

  10.5(3)  1998 Nonqualified Deferred Compensation Plan.

  10.6(3) Standard Industrial/Commercial Single-Tenant Lease-Net by and between Portola Land Company and Vitria, dated January 28, 1997.

  10.7(3)  Sublease by and between Applied Materials, Inc. and Vitria, dated
           April 6, 1999.

  10.8(7)  First Amendment to Sublease by and between Applied Materials, Inc.
           and Vitria, dated December 14, 1999.

  10.9(8)  Lease by and between Opus/AEW Office Development Company, L.L.C. and
           Vitria, dated March 20, 2000.

  10.10(9) Sublease by and between Lattice Semiconductor Corporation and
           Vitria, dated May 30, 2000.

  10.11    1999 Equity Incentive Plan for French Employees.

  16.1(10) Letter re: Change in Certifying Accountants.

  23.1     Consent of Ernst & Young LLP, Independent Auditors.

  23.2     Consent of PricewaterhouseCoopers LLP, Independent Accountants.

--------
 (1) Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.
 (2) Filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
 (3) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.
 (4) Filed as Exhibit 99.1 to our Registration Statement on Form S-8, as amended, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
 (5) Filed as Exhibit 99.2 to our Registration Statement on Form S-8, as amended, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
 (6) Filed as Exhibit 99.3 to our Registration Statement on Form S-8, as amended, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
 (7) Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-95319, filed on January 25, 2000, and incorporated herein by reference.
 (8) Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.
 (9) Previously filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
(10) Filed as Exhibit 16.1 to our Current Report on Form 8-K filed on March 23, 2000, and incorporated herein by reference.