Form 10-Q
period 2001-03-31
VITRIA TECHNOLOGY INC
filed 2001-05-15
CIK 1050808

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

                 For the quarterly period ended March 31, 2001

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Vitria's common stock, $0.001 par value, outstanding as of April 30, 2001 was 129,492,686 shares.

VITRIA TECHNOLOGY, INC.

Index                                                                              Page
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

         Condensed Consolidated Balance Sheets at March 31, 2001 and
             December 31, 2000                                                        3

         Condensed Consolidated Statements of Operations for the three months
             ended March 31, 2001 and March 31, 2000                                  4

         Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001 and March 31, 2000                                  5

         Notes to the Condensed Consolidated Financial Statements                     6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                            9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                  15

PART II: Other Information

Item 1:  Legal Proceedings                                                           25

Item 2:  Changes in Securities and Uses of Proceeds                                  25

Item 3:  Defaults Upon Senior Securities                                             25

Item 4:  Submission of Matters to a Vote of Security Holders                         25

Item 5:  Other Information                                                           25

Item 6:  Exhibits and Reports on Form 8-K                                            25

Signature                                                                            26

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

                                         Vitria Technology, Inc.
                                  Condensed Consolidated Balance Sheets
                                             (in thousands)


                                                               March 31,                 December 31,
                                                                 2001                        2000
                                                            ---------------            ---------------
                                                              (unaudited)                (See Note 1)
                                    Assets
   Current Assets:
       Cash and cash equivalents                            $      125,697             $      154,826
       Short-term investments                                       90,564                     69,312
       Accounts receivable, net                                     32,166                     36,889
       Other current assets                                         12,699                      9,138
                                                            ---------------            ---------------
          Total current assets                                     261,126                    270,165

   Restricted investments                                           18,537                     18,757
   Property and equipment, net                                      16,546                     15,164
   Other assets                                                      6,229                      6,106
                                                            ---------------            ---------------
          Total Assets                                      $      302,438             $      310,192
                                                            ===============            ===============

                 Liabilities and Stockholders' Equity
   Current liabilities:
       Accounts payable                                     $        4,177             $        1,396
       Accrued payroll and related                                  15,191                     14,882
       Other accrued liabilities                                    10,093                     10,158
       Deferred revenue                                             43,409                     46,611
                                                            ---------------            ---------------
          Total current liabilities                                 72,870                     73,047

   Commitments
   Stockholders' Equity:
       Common Stock                                                    128                        128
       Additional paid-in capital                                  266,860                    266,591
       Accumulated other comprehensive loss                           (115)                       (68)
       Unearned stock-based compensation                            (2,922)                    (3,603)
       Notes receivable from stockholders                             (291)                      (291)
       Accumulated deficit                                         (34,092)                   (25,612)
                                                            ---------------            ---------------
          Total stockholders' equity                               229,568                    237,145
                                                            ---------------            ---------------
          Total liabilities and stockholders' equity        $      302,438             $      310,192
                                                            ===============            ===============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    2001               2000
                                                                              ----------------    ---------------
   Revenues:
       License                                                                $        20,861     $       16,318
       Service and other                                                               14,477              4,217
                                                                              ----------------    ---------------
          Total revenues                                                               35,338             20,535
                                                                              ----------------    ---------------
   Cost of revenues:
       License                                                                            325                383
       Service and other                                                                8,224              3,693
                                                                              ----------------    ---------------
          Total cost of revenues                                                        8,549              4,076
                                                                              ----------------    ---------------
          Gross profit                                                                 26,789             16,459
                                                                              ----------------    ---------------
   Operating expenses:
       Sales and marketing                                                             24,208             11,662
       Research and development                                                         9,782              5,282
       General and administrative                                                       3,845              2,189
       Amortization of stock-based compensation                                           563              1,064
                                                                              ----------------    ---------------
          Total operating expenses                                                     38,398             20,197
                                                                              ----------------    ---------------

   Loss from operations                                                               (11,609)            (3,738)
   Interest income                                                                      3,507              1,913
   Other expenses, net                                                                   (138)                --
                                                                              ----------------    ---------------
   Net loss before income taxes                                                        (8,240)            (1,825)

   Provision for income taxes                                                             240                 --
                                                                              ----------------    ---------------
   Net loss                                                                   $        (8,480)    $       (1,825)
                                                                              ================    ===============
   Basic and diluted net loss per share                                       $         (0.07)    $        (0.02)
                                                                              ================    ===============

   Weighted average shares used in computing basic
       and diluted net loss per share                                                 125,208            119,557
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


                                   Vitria Technology, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                        (in thousands)
                                         (unaudited)


                                                                                       Three months ended
                                                                                           March 31,
                                                                                    2001               2000
                                                                              ----------------    ---------------
   Operating activities:
       Net loss                                                               $        (8,480)    $       (1,825)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
          Depreciation                                                                  1,366                545
          Amortization of deferred stock-based compensation                               681              1,064
          Provision for doubtful accounts                                                   -                543
          Changes in assets & liabilities:
            Accounts receivable                                                         4,723            (12,363)
            Other current assets                                                       (3,561)            (4,828)
            Other assets                                                                 (123)               (44)
            Accounts payable                                                            2,781                261
            Accrued liabilities                                                           244              5,368
            Deferred revenue                                                           (3,202)            23,285
                                                                              ----------------    ---------------
              Net cash provided by (used in) operating activities                      (5,571)            12,006
                                                                              ----------------    ---------------

   Investing activities:
       Purchases of property and equipment                                             (2,748)            (1,542)
       Purchases of investments                                                      (101,028)           (73,416)
       Proceeds from maturities of investments                                         80,062             27,577
                                                                              ----------------    ---------------
              Net cash used in investing activities                                   (23,714)           (47,381)
                                                                              ----------------    ---------------
   Financing activities:
       Issuance of common stock, net                                                      269            171,180
                                                                              ----------------    ---------------
              Net cash provided by financing activities                                   269            171,180
                                                                              ----------------    ---------------
   Effect of exchange rates on changes on cash and cash equivalents                      (113)                (7)
                                                                              ----------------    ---------------
   Net increase (decrease) in cash and cash equivalents                               (29,129)           135,798

   Cash and cash equivalents at beginning of period                                   154,826             52,218
                                                                              ----------------    ---------------
   Cash and cash equivalents at end of period                                 $       125,697     $      188,016
                                                                              ================    ===============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of Vitria Technology, Inc., these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state Vitria's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vitria's Annual Report on Form 10-K for the year ended
December 31, 2000.   The results of Vitria's operations for any interim period
are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

     Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not change the previously reported operating loss or net loss amounts.


2)  Net Loss Per Share

     We compute net loss per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Basic earnings per share does not include shares subject to Vitria's right of repurchase, which lapses ratably over the related vesting term. Diluted earnings per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to Vitria's right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                Three months ended
                                                                          March 31,            March 31,
                                                                            2001                 2000
                                                                     ----------------      ----------------
Numerator:

Net loss                                                             $        (8,480)      $        (1,825)
                                                                     ================      ================

Denominator:
   Weighted average shares of common stock                                   128,400               125,247
   Less weighted shares subject to repurchase                                 (3,192)               (5,690)
                                                                     ----------------      ----------------
Denominator for basic and diluted calculation                                125,208               119,557
                                                                     ================      ================

Basic and diluted net loss per share:                                $         (0.07)      $         (0.02)
                                                                     ================      ================


     For the three months ended March 31, 2001 and March 31, 2000, shares of potential common stock totaled 10,115,000 and 19,683,000, respectively and reflect shares under employee stock options. Shares of potential common stock are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive.


3)  Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive earnings such as foreign currency translation gain (loss) and unrealized gains (losses) on available-for-sale marketable securities. Vitria's total comprehensive loss was as follows (in thousands):

                                                                                Three months ended
                                                                          March 31,            March 31,
                                                                            2001                 2000
                                                                     ----------------      ----------------
Net loss                                                             $        (8,480)      $        (1,825)

Other comprehensive income (loss):
   Foreign currency translation adjustment                                      (113)                   (7)
   Unrealized loss on securities                                                  66                    --
                                                                     ----------------      ----------------

Comprehensive loss                                                   $        (8,527)      $        (1,832)
                                                                     ================      ================

4)  Unearned Stock-Based Compensation

     The breakdown of the amortization of stock-based compensation is as follows
(in thousands):

                                                                                Three months ended
                                                                                     March 31,
                                                                            2001                2000
                                                                     ----------------      ----------------
Cost of revenues                                                     $            45       $            84
Sales and marketing                                                              215                   407
Research and development                                                         203                   384
General and administrative                                                       100                   189
                                                                     ----------------      ----------------

Total amortization of stock-based compensation                       $           563       $         1,064
                                                                     ================      ================


5)  Accounts Receivable

     At March 31, 2001 our gross accounts receivable balance was $35.7 million. Of this balance, 38% or $13.7 million represents revenue that has not yet been recognized and is included in the deferred revenue balance. At March 31, 2001, our deferred revenue balance was $43.4 million. Of this balance, 3%, or $1.4 million has been deferred due to customer credit issues. In accordance with the provisions of SOP 97-2, Vitria records revenue from software licenses when the following criteria have been met: a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. In those cases where all other elements for revenue recognition have been met except customer credit criteria, we defer recognizing revenue until the customer pays or other evidence of probability of collection is obtained.

6)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," or "SFAS 133," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by Vitria on January 1, 2001 and did not have a material impact on our results of operations, financial position or cash flows. We currently hold no derivative financial instruments and do not currently engage in hedging activities.

7)  Stock Option Exchange Program

     On February 28, 2001, Vitria's Board of Directors approved a voluntary stock option exchange program for certain of our employees. Under the program, employees had the opportunity to cancel outstanding stock options granted to them on or after September 17, 1999 in exchange for a new option grant for an equal number of shares to be granted between October 5, 2001 and November 5, 2001. The program terminated on April 4, 2001. A total of 4,470,350 options were cancelled in connection with the option exchange. The exercise price of the new options will be based on the market price of Vitria's common stock as reported on the Nasdaq National Market on the day before the new options are granted. Members of our Board of Directors, executive officers and vice presidents were not eligible to participate in this program.

8)  Subsequent Event

     On March 25, 2001, Vitria entered into an agreement to acquire XMLSolutions Corporation, a provider of EDI and XML transformation technology headquartered in McLean, Virginia. On April 11, 2001, we completed the acquisition and XMLSolutions became a wholly-owned subsidiary of Vitria. The total purchase price was approximately $15.7 million, of which approximately $7.0 million was paid to preferred shareholders and approximately $8.7 million reflected short-term debt and other liabilities of XMLSolutions, cash advanced to fund expenses, and estimated transaction costs and expenses. The acquisition will be accounted for using the purchase method of accounting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "assume," "estimate" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined under "Business Risks" in this report on Form 10-Q. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

     We are a leading integration server provider. Our product, BusinessWare(TM), provides the infrastructure that enables incompatible information technology, or IT, systems to exchange information over corporate networks and the Internet. BusinessWare enables this exchange to take place automatically, without human intervention. This eliminates manual entry of information into multiple IT systems and eliminates the need to manually exchange information with customers and business partners.

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

     Service and other revenues include product maintenance, consulting and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide for unspecified software upgrades and technical support over a specified term, typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student basis and recognized as the classes are attended.

     We market our product through our direct sales force and augment our sales efforts through relationships with system integrators, value-added resellers and
technology vendors.   While our revenues to date have been derived primarily
from accounts in the United States, we opened an office in Singapore in the first quarter of 2001 and in Japan, Australia, France, Germany, Italy, The Netherlands in 2000, and plan to expand further in Europe and Asia.

     During the three months ended March 31, 2001, we recognized approximately 28% of our revenues from customers outside the United States. We believe international revenues will become a more significant component of our total revenue as our operations grow. To date, we have not experienced significant
seasonality of revenues.   We expect future results may be affected by the
fiscal or quarterly budget cycle of our customers.

     Sales to our ten largest customers accounted for 35% of total revenues in the three months ended March 31, 2001 and 45% of total revenues in the three months ended March 31, 2000. However, no one single customer accounted for more than 10% of total revenues in the three months ended March 31, 2001 or in the three months ended March 31, 2000. While our dependence on any single customer has been declining over the past three years, we expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. As a result, the loss or delay of individual orders can have a significant impact on our revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products.

     During fiscal year 2001, revenues are expected to grow at a much slower pace than in fiscal year 2000 due to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

     We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest significantly in sales, marketing and research and development and expect to incur operating losses for at least the next four quarters. Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including, but not limited to, the following:

     .    size and timing of customer orders and product and service delivery;
     .    level of demand for our professional services;
     .    changes in the mix of our products and services;
     . actions taken by our competitors, including new product introductions and pricing changes;
     .    costs of maintaining and expanding our operations;
     .    timing of our development and release of new and enhanced products;
     .    costs and timing of hiring qualified personnel;
     . success in maintaining and enhancing existing relationships and developing new relationships with system integrators;
     . technological changes in our markets, including changes in standards for computer and networking software and hardware;
     . deferrals of customer orders in anticipation of product enhancements or new products;
     . delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery;
     .    customer budget cycles and changes in these budget cycles;
     . availability of customer funds for software purchases given external economic factors; and
     .    costs related to acquisition of technologies or businesses;
     .    ability to successfully integrate acquisitions.

     As a result of these factors, period-to-period comparisons of our results of operations should not be relied upon as indications of future performances. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.

     For a more comprehensive discussion of risks, see "Business Risks" immediately following Item 3 in Part I hereof.


RESULTS OF OPERATIONS
For the three months ended March 31, 2001 and 2000

     The following table sets forth the results of operations for the three months ended March 31, 2001 and March 31, 2000 expressed as a percentage of total revenues.

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                 2001              2000
                                                                               -------            -------
Revenues
  License                                                                          59%                80%
  Service and other                                                                41%                20%
                                                                               -------            -------
Total Revenues                                                                    100%               100%

Cost of revenues
  License                                                                           1%                 2%
  Service and other                                                                23%                18%
                                                                               -------            -------
Total cost of revenues                                                             24%                20%
                                                                               -------            -------

Gross profit                                                                       76%                80%

Operating expenses
  Sales and marketing                                                              68%                57%
  Research and development                                                         28%                25%
  General and administrative                                                       11%                11%
  Amortization of stock-based compensation                                          2%                 5%
                                                                               -------            -------
Total operating expenses                                                          109%                98%

Loss from operations                                                              (33)%             (18)%
  Interest income                                                                  10%                 9%
  Other expenses, net                                                               0%                --
                                                                               -------            -------

Net loss before income taxes                                                      (23)%              (9)%
  Provision for income taxes                                                         1%                --
                                                                                -------           -------

Net loss                                                                          (24)%              (9)%
                                                                                =======           =======

REVENUES

     LICENSE. License revenues increased 28% to $20.9 million in the three months ended March 31, 2001 from $16.3 million in the three months ended March 31, 2000. This increase was the result of the growth in the number of licenses and a higher average transaction size. Our average transaction size has increased due to larger deployments by some of our customers. During fiscal year 2001, revenues are expected to grow at a much slower pace than they grew in fiscal 2000, primarily due to the ongoing slowdown in the telecommunications industry combined with a general slowdown in information technology spending in other vertical markets.

     SERVICE AND OTHER. Service and other revenues increased 243% to $14.5 million in the three months ended March 31, 2001 from $4.2 million in the three months ended March 31, 2000. This increase is primarily due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. We expect these service revenues to continue to increase as we support new deployments of our products.


COST OF REVENUES

     LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. These costs vary from quarter to quarter, dependent upon the sales of products which incorporate third-party technology. Cost of license revenues decreased 15% for the three months ended March 31, 2000 to $325,000 as compared to $383,000 for the same three months in the prior fiscal year. This decrease is due to a lower level of sales of products which incorporate third-party technology in the three months ended March 31, 2001 than in the three months ended March 31, 2000. We expect the cost of license revenue to continue to increase. However, as a percentage of license revenue, we do not expect any significant variation in the cost of license revenues from the past two years.

     SERVICE AND OTHER. Cost of service revenues consists of salaries, facility costs, travel expenses and payments to third party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues were $8.2 million in the three months ended March 31, 2001, an increase of 123% over cost of service and other revenues of $3.7 million in the three months ended March 31, 2000. The increase resulted from hiring additional support, training and implementation personnel, higher travel expenses associated with an increased number of customer implementations, and increased facility costs associated with hiring additional personnel. We expect that cost of service and other revenues will continue to increase in dollar amount as we continue to expand our customer support organization to meet anticipated customer demand. The gross margin on service and other revenues as a percentage of revenue increased to 43% in the three months ended March 31, 2001 from 12% in the three months ended March 31, 2000. This is mainly due to an increase in service and other revenues in the quarter ended March 31, 2001. All components of service and other revenues increased in the current quarter. However, the largest increase was in support revenue, which is due to a larger installed base of licenses with support agreements and, to a lesser extent, an increase in support renewals.


OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and promotional expenses. During the three months ended March 31, 2001, sales and marketing expenses were $24.2 million, an increase of 108% over sales and marketing expenses of $11.7 million for the three months ended March 31, 2000. This increase resulted from hiring additional sales and marketing personnel, increased commission expense driven by the growth in revenues, increased facilities costs as we expanded our domestic and international field offices, and higher travel expenses associated with our expanded sales force. As a percentage of revenue, sales and marketing expenses increased to 68% in the three months ended March 31, 2001 from 57% in the three months ended March 31, 2000. This increase as a percentage of revenue is due to the fact that our sales and marketing structure has been established to support a higher revenue base than we actually experienced in the quarter ended March 31, 2001. We believe that our sales and marketing expenses will continue to increase as we build out key strategic elements of our sales and marketing infrastructure, establish additional U.S. and international sales offices and increase promotional activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. During the three months ended March 31, 2001, research and development expenses were $9.8 million, an increase of 85% over research and development expenses of $5.3 million for the three months ended March 31, 2000. This increase was primarily the result of higher salary expenses related to hiring additional research and development personnel and higher facilities and overhead costs associated with the increase in personnel. We anticipate that we will continue to devote substantial resources to research and development and that these expenses will continue to increase in dollar amounts.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and allowances for doubtful accounts. During the three months ended March 31, 2001, general and administrative expenses were $3.8 million, an increase of 76% over general and administrative expenses of $2.2 million for the three months ended March 31, 2000. The increase was attributable to an increase in personnel expense and an increase in outside professional services hired to support our expanding operations. We believe that our general and administrative expenses will continue to increase in dollar amount as a result of our growing operations.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. This difference is amortized using the multiple option approach over a five year period starting on the date the options were granted. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting. During the three months ended March 31, 2001, amortization of stock-based compensation was $563,000, a decrease of 47% over amortization of stock-based compensation of $1.1 million for the three months ended March 31, 2000. The decrease of this expense is due to the timing of the option grants, the use of the multiple option approach and employee terminations. This expense is expected to continue to decrease in future periods.

     INTEREST AND OTHER INCOME. Interest and other income increased by 76% to $3.4 million in the three months ended March 31, 2001 from $1.9 million in the three months ended March 31, 2000. The increase was due to increased interest income on the proceeds from our follow-on offering received in February 2000, which, due to timing of the receipt of the funds, was not invested for the full quarter in fiscal 2000.

PROVISION FOR INCOME TAXES


     We recorded an income tax provision of $240,000 in the three-month period ended March 31, 2001. The provision relates to income taxes currently payable on income generated in non-US tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We did not record an income tax provision in the three-month period ended March 31, 2000 as we had cumulative net operating losses in all tax jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had $125.7 million in cash and cash equivalents, $90.6 million in short-term investments, and $188.3 million in working capital with no outstanding long-term debt, compared to $154.8 million in cash and cash equivalents, $69.3 million in short-term investments and $197.1 million in working capital with no outstanding long term debt at March 31, 2000.

     Net cash used in operating activities was $5.6 million for the three months ended March 31, 2001 and was primarily due to our net loss, partially offset by a decrease in accounts receivable. Net cash provided by operating activities was $12.0 million for the three months ended March 31, 2000, primarily due to an increase in deferred revenue, partially offset by an increase in accounts receivable.

     Net cash used in investing activities was $23.7 million in the three months ended March 31, 2001 and was primarily due to purchases of investments, partially offset by maturities of investments. Net cash used in investing activities was $47.4 million in the three months ended March 31, 2000, primarily due to purchasing investments with the cash received from our September 1999 initial public offering and February 2000 follow-on offering.

     Net cash provided by financing activities was $269,000 in the three months ended March 31, 2001 and was primarily from the issuance of common stock. Net cash provided by financing activities was $171.2 million in the three months ended March 31, 2000 and was primarily from the net proceeds of our February 2000 follow-on public offering.

     At March 31, 2001, we had operating lease commitments of approximately $44 million.

     On April 11, 2001, Vitria completed its acquisition of XMLSolutions, a Virginia corporation. The total purchase price was approximately $15.7 million, of which approximately $7.0 million was paid to preferred shareholders and approximately $8.7 million reflected short-term debt and other liabilities of XMLSolutions, cash advanced to fund expenses, and estimated transaction costs and expenses. The acquisition of XMLSolutions is not expected to have a material effect on our liquidity and capital resources.

     We expect to experience a significant growth in our operating expenses for the forseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash, cash equivalents and investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we ever needed to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

     We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on March 31, 2001 or March 31, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

Although we have in the past reported net income, we cannot guarantee we will do so in the future.

     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $34.1 million as of March 31, 2001. We intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

Our operating results fluctuate significantly and an unanticipated decline in revenue may disappoint securities analysts or investors and result in a decline in our stock price.

     Although we have had significant revenue growth in previous quarters, our growth rates may not be sustainable and prospective investors should not use these past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. Period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance.

     Our revenues for the first quarter ended March 31, 2001 reflected a sequential decline from our revenues in the fourth quarter ended December 31, 2000. During fiscal year 2001, revenues are expected to grow at a much slower pace than the growth rate in fiscal 2000. This is due primarily to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

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

     Sales to our ten largest customers accounted for 35% of total revenues in the three months ended March 31, 2001. Sales to our ten largest customers accounted for 25% of total revenues in the fiscal year ended December 31, 2000. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

Our sales are concentrated in the telecommunications, manufacturing, financial services and energy industries, and if our customers in these markets decrease their information technology spending, or we fail to penetrate other industries, our revenues may decline.

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

     During the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall slowdown in the U.S. economy negatively impacted our first quarter revenues in 2001 and may continue to negatively impact our revenues for the foreseeable future.

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

     The recent downturn in the U.S. economy may cause a decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. In addition, if our customers seek protection from creditors through formal bankruptcy filings, or if our customers experience funding problems, we may experience an increase in delinquent accounts receivable.

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

     B2Bi and EAI Vendors. We face direct and indirect competition from vendors offering Business-to-Business Integration ("B2Bi") and Enterprise Application Integration ("EAI"), as well as other aspects of our products. Some of these vendors include BEA Systems, Inc., CrossWorlds Software, Inc., IBM Corporation, Sybase, Inc., SeeBeyond Technology Corporation, Tibco Software, Inc., and webMethods, Inc. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

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

     We are in the second year of offering subscriptions to the Vitria Business Network. The revenues associated may be a combination of license and/or annual subscription fees. Our future prospects could be adversely impacted if the Vitria Business Network is not commercially successful.

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

     We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Canada, Australia, The Netherlands, and Singapore and intend to establish additional international offices. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We may not be able to efficiently integrate the operations of our acquisitions which may harm our business.

     We recently acquired XMLSolutions Corporation, a provider of EDI and XML technology. We may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. Customer relationships and strategic partnerships may be disrupted during the integration process which could result in lost sales and lost customers, and could harm our business. We may also incur significant expenses during the integration process. In addition, the dedication of management resources to integration may detract attention from our day-to-day business. The successful integration of any acquisition will also depend in part on the retention of key personnel. There can be no assurance that the integration process will be successful or that the anticipated benefits of any business integration will be fully realized. Achieving the benefits of any acquisition will depend in part on our ability to continue to successfully develop and sell our products and integrate new technologies to develop new products and product features, in a timely and efficient manner. If we are not successful in these efforts, our business may be harmed.

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

     In April 2001, XMLSolutions Corporation received a letter from DISA, the Data Interchange Standards Association, asserting a copyright claim with respect to certain XMLSolutions' technology that we have now acquired as a result of our acquisition of XMLSolutions. DISA indicated that if the matter is not resolved to its satisfaction it will pursue all available remedies, including but not limited to injunctive relief and damages. We believe that the asserted claim is without merit. We cannot, however, assure that DISA will not commence formal legal proceedings or that we will prevail in any such proceedings. If formal legal proceedings are commenced, we intend to vigorously defend ourselves.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

       10.12 Employment Agreement between Jay W. Shiveley III and Vitria dated April 9, 2001.

b)  Reports on Form 8-K

       On March 9, 2001, Vitria filed a Current Report on Form 8-K, dated February 28, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Vitria Technology, Inc.



Date:  May 15, 2001                By:   /s/ Paul R. Auvil, III

                                         Paul R. Auvil, III
                                         Vice President, Finance,
                                         and Chief Financial Officer
                                         (Principal Financial Officer)