Form 10-Q
period 2001-06-30
VITRIA TECHNOLOGY INC
filed 2001-08-13
CIK 1050808

 ==============================================================================


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

                 For the quarterly period ended June 30, 2001

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

                               ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         The number of shares of Vitria's common stock, $.001 par value, outstanding as of July 31, 2001 was 129,586,351 shares.

VITRIA TECHNOLOGY, INC.

Index                                                                                                  Page
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

         Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                     3

         Condensed Consolidated Statements of Operations for the three and six
                  months ended June 30, 2001 and June 30, 2000                                            4

         Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2001 and June 30, 2000                                                   5

         Notes to the Condensed Consolidated Financial Statements                                         6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations           11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                      17

PART II:  Other Information

Item 1:  Legal Proceedings                                                                               27

Item 2:  Changes in Securities and Uses of Proceeds                                                      27

Item 3:  Defaults Upon Senior Securities                                                                 27

Item 4:  Submission of Matters to a Vote of Security Holders                                             27

Item 5:  Other Information                                                                               28

Item 6:  Exhibits and Reports on Form 8-K                                                                28

Signature                                                                                                29

PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

                            Vitria Technology, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)


                                                                       June 30,           December 31,
                                                                         2001                 2000
                                                                    -------------       ---------------
                                                                     (unaudited)
                              Assets
    Current Assets:
      Cash and cash equivalents                                     $     69,660        $     154,826
      Short-term investments                                             123,842               69,312
      Accounts receivable, net                                            25,339               36,889
      Other current assets                                                10,457                9,138
                                                                    -------------       --------------
           Total current assets                                          229,298              270,165

    Restricted investments                                                18,448               18,757
    Property and equipment, net                                           16,345               15,164
    Intangible assets                                                      4,839                    -
    Goodwill                                                               7,972                    -
    Other assets                                                           3,091                6,106
                                                                    -------------       --------------
           Total Assets                                             $    279,993        $     310,192
                                                                    =============       ==============

               Liabilities and Stockholders' Equity
    Current Liabilities:
      Accounts payable                                              $      2,660        $       1,396
      Accrued payroll and related                                         17,494               14,882
      Other accrued liabilities                                           10,484               10,158
      Deferred revenue                                                    31,961               46,611
                                                                    -------------       --------------
           Total current liabilities                                      62,599               73,047

    Commitments
    Stockholders' Equity:
      Common Stock                                                           130                  128
      Additional paid-in capital                                         269,470              266,591
      Accumulated other comprehensive loss                                   (94)                 (68)
      Unearned stock-based compensation                                   (2,402)              (3,603)
      Notes receivable from stockholders                                    (243)                (291)
      Accumulated deficit                                                (49,467)             (25,612)
                                                                    -------------       --------------
           Total stockholders' equity                                    217,394              237,145
                                                                    -------------       --------------

           Total liabilities and stockholders' equity               $    279,993        $     310,192
                                                                    =============       ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statement of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                  2001              2000              2001             2000
                                                            ----------------   --------------    --------------   --------------
Revenues:
    License                                                 $        19,942    $      25,273     $      40,803    $      41,591
    Service and other                                                14,459            6,480            28,936           10,697
                                                            ----------------   --------------    --------------   --------------
Total revenues                                                       34,401           31,753            69,739           52,288

Cost of revenues:
    License                                                             297              305               622              688
    Service and other                                                 7,363            4,570            15,587            8,263
                                                            ----------------   --------------    --------------   --------------
Total cost of revenues                                                7,660            4,875            16,209            8,951
                                                            ----------------   --------------    --------------   --------------
Gross profit                                                         26,741           26,878            53,530           43,337

Operating expenses:
    Sales and marketing                                              26,106           19,859            50,314           31,521
    Research and development                                         11,027            6,215            20,809           11,497
    General and administrative                                        4,562            3,227             8,407            5,416
    Amortization of stock-based compensation                            503              976             1,066            2,040
    Amortization of goodwill                                            637                -               637                -
    Amortization of intangible assets                                   466                -               466                -
    Acquired in-process technology                                    1,500                -             1,500                -
                                                            ----------------   --------------    --------------   --------------
Total operating expenses                                             44,801           30,277            83,199           50,474
                                                            ----------------   --------------    --------------   --------------

Loss from operations                                                (18,060)          (3,399)          (29,669)          (7,137)
    Interest income                                                   2,517            3,506             6,024            5,419
    Other income (expenses), net                                        338              (12)              201              (12)
                                                            ----------------   --------------    --------------   --------------
Net income (loss) before income taxes                               (15,205)              95           (23,444)          (1,730)

       Provision for income taxes                                       170               67               411               67
                                                            ----------------   --------------    --------------   --------------

Net income (loss)                                           $       (15,375)    $         28     $     (23,855)   $      (1,797)
                                                            ================   ==============    ==============   ==============

Basic net income (loss) per share                           $         (0.12)    $       0.00      $      (0.19)   $       (0.01)
                                                            ================   ==============    ==============   ==============

Diluted income (loss) per share                             $         (0.12)    $       0.00      $      (0.19)   $       (0.01)
                                                            ================   ==============    ==============   ==============

Weighted average shares used in computing basic
        net income (loss) per share                                 126,573          122,229           125,891          120,894
                                                            ================   ==============    ==============   ==============

Weighted average shares used in computing diluted
        net income (loss) per share                                 126,573          139,657           125,891          120,894
                                                            ================   ==============    ==============   ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Vitria Technology, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                                  Six months ended
                                                                                      June 30,
                                                                               2001              2000
                                                                           -------------     -------------
Operating activities:
    Net loss                                                               $    (23,855)     $     (1,797)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Amortization of goodwill and intangible assets                             1,103                 -
       Acquired in-process technology                                             1,500                 -
       Recognized gain on equity investments, net                                  (860)                -
       Loss on disposal of fixed assets                                             400                 -
       Depreciation                                                               3,045             1,135
       Amortization of deferred stock-based compensation                          1,066             2,040
       Provision for doubtful accounts                                                -               717
       Changes in assets & liabilities:
           Accounts receivable                                                   12,320           (31,216)
           Other current assets                                                  (1,197)           (7,576)
           Other assets                                                            (125)             (153)
           Accounts payable                                                        (595)            1,058
           Accrued liabilities                                                   (2,688)           14,049
           Deferred revenue                                                     (15,317)           31,969
                                                                           -------------     -------------
              Net cash provided by (used in) operating activities               (25,203)           10,226
                                                                           -------------     -------------

 Investing activities:
    Acquisition of subsidiary, net of cash acquired                              (8,869)                -
    Purchases of property and equipment                                          (3,911)           (4,797)
    Purchases of investments                                                   (219,260)         (127,467)
    Maturities of investments                                                   165,143            53,602
    Proceeds from sales of equity investments                                     4,000                 -
    Collection of note receivable                                                    48                 -
                                                                           -------------     -------------
              Net cash used in investing activities                             (62,849)          (78,662)
                                                                           -------------     -------------

 Financing activities:
     Issuance of common stock, net                                                3,015           172,681
                                                                           -------------     -------------
             Net cash provided by financing activities                            3,015           172,681
                                                                           -------------     -------------

 Effect of exchange rates on changes on cash and cash equivalents                  (129)               19
                                                                           -------------     -------------

Net increase (decrease) in cash and cash equivalents                            (85,166)          104,264

Cash and cash equivalents at beginning of period                                154,826            52,218
                                                                           -------------     -------------

Cash and cash equivalents at end of period                                 $     69,660      $    156,482
                                                                           =============     =============

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of Vitria Technology, Inc., these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state Vitria's financial position and the results of its operations and its cash flows. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vitria's Annual Report on Form 10-K for the year ended December 31, 2000. The results of Vitria's operations for any interim period are not necessarily indicative of the results of the operations for any other interim period or for a full fiscal year.

         Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not change the previously reported operating loss or net income (loss) amounts.

2)   Net Income (Loss) Per Share

         Basic earnings (loss) per share is calculated by dividing net income
(loss) by the weighted-average number of shares of common stock outstanding. Basic earnings (loss) per share does not include shares subject to Vitria's right of repurchase, which lapses ratably over the related vesting term. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to Vitria's right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

                                                                     Three months ended                  Six months ended
                                                                June 30,           June 30,         June 30,          June 30,
                                                                  2001               2000             2001              2000
                                                                ----------        -----------       ----------        ----------
Numerator for basic and diluted net income (loss) per share:
     Net income (loss)                                          $  (15,375)       $        28       $  (23,855)       $   (1,797)
                                                                ==========        ===========       ==========        ==========

Denominator for basic net income (loss) per share:
   Weighted average shares available to common stock               129,256            127,636          128,829           126,443
    Less shares subject to repurchase                               (2,683)            (5,407)          (2,938)           (5,549)
                                                                ----------        -----------       ----------        ----------
Denominator for basic net income (loss) per share                  126,573            122,229          125,891           120,894
     Dilutive potential common shares, using
            treasury stock method                                        -             17,428                -                 -
                                                                ----------        -----------       ----------        ----------
Denominator for diluted net income (loss) per share                126,573            139,657          125,891           120,894
                                                                ==========        ===========       ==========        ==========

Basic net income (loss) per share                               $    (0.12)       $      0.00       $    (0.19)       $    (0.01)
                                                                ==========        ===========       ==========        ==========
Diluted net income (loss) per share                             $    (0.12)       $      0.00       $    (0.19)       $    (0.01)
                                                                ==========        ===========       ==========        ==========

         For the three months ended June 30, 2001 and June 30, 2000, shares of potential common stock totalled 7,526,000 and 17,428,000 respectively. For the six months ended June 30, 2001 and June 30, 2000 shares of potential common stock totalled 8,662,000 and 18,655,000 respectively. Shares of potential common stock are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive.

3)   Comprehensive Loss

         Comprehensive loss is comprised of net loss and other comprehensive earnings such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria's total comprehensive loss was as follows (in thousands):

                                                               Three months ended                  Six months ended
                                                           June 30,          June 30,         June 30,          June 30,
                                                             2001              2000             2001              2000
                                                        ------------       -----------       ----------        ----------
Net income (loss)                                       $   (15,375)       $      28       $    (23,855)       $   (1,797)

Other comprehensive income:

   Foreign currency translation adjustment                       16              (11)               129                27


   Unrealized gain (loss) on securities                         (37)             (49)              (103)               60
                                                        -----------        -----------       ----------        ----------

Comprehensive loss                                      $   (15,396)       $     (32)        $  (23,829)      $    (1,710)
                                                        ===========        ===========       ==========        ==========

4)   Unearned Stock-Based Compensation

     The breakdown of the amortization of stock-based compensation is as follows (in thousands):

                                                             Three months ended                  Six months ended
                                                          June 30,          June 30,         June 30,          June 30,
                                                            2001              2000             2001              2000
                                                        ------------      ------------      -----------       -----------
Cost of revenues                                        $         40      $         77      $        84       $       162
Sales and marketing                                              192               372              406               777
Research and development                                         180               348              381               728
General and administrative                                        91               179              195               373
                                                          -----------       -----------       ----------        ----------

Total amortization of stock-based
     compensation                                       $        503      $        976      $     1,066       $     2,040
                                                          ===========       ===========       ==========        ==========

5)   Accounts Receivable

         At June 30, 2001 our gross accounts receivable balance was $28.5 million. Of this balance, 24.9%, or $7.1 million represents revenue that has not yet been recognized and is included in the deferred revenue balance. At June 30, 2001, our deferred revenue balance was $32.0 million. Of this balance, 2.4%, or $779,000 has been deferred due to customer credit issues. In accordance with the provisions of SOP 97-2, Vitria records revenue from software licenses when the following criteria have been met: a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. In those cases where all other elements for revenue recognition have been met except customer credit criteria, we defer recognizing revenue until the customer pays or other evidence of probability of collection is obtained.


6)   Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," or "SFAS 133," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by Vitria on January 1, 2001 and did not have a material impact on our results of operations, financial position or cash flows. We currently hold no derivative financial instruments and do not currently engage in hedging activities.

         In July 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or "SFAS 141," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or "SFAS 142." SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 141 and SFAS 142 as of January 1, 2002, and do not believe such adoption will have a material impact on our results of operations, financial position or cash flows.

7)   Stock Option Exchange Program

         On February 28, 2001, Vitria's Board of Directors approved a voluntary stock option exchange program for certain employees. Under the program, employees had the opportunity to cancel outstanding stock options granted to them on or after September 17, 1999 in exchange for a new option grant for an equal number of shares to be granted between October 5, 2001 and November 5, 2001. The program terminated on April 4, 2001. A total of 4,470,350 options were cancelled in connection with the option exchange. The exercise price of the new options will be based on the market price of Vitria's common stock as reported on the Nasdaq National Market on the day before the new options are granted. Members of our Board of Directors, executive officers and vice presidents were not eligible to participate in this program.

8)   Equity Investments

         At December 31, 2000, Vitria held approximately $5.1 million of common stock of various private companies. These investments, classified as long-term investments, are accounted for using the cost method as we have an ownership interest of less than twenty percent and do not have the ability to exercise significant influence. These investments are reviewed each reporting period for an other-than-temporary decline in value and, if appropriate, written down to their estimated fair value.

     In the quarter ended June 30, 2001, we sold all of the common stock of a private company and recognized a gain of $2.0 million. Also in the quarter ended June 30, 2001, we recorded an impairment charge of $1.1 million for an other-than-temporary decline in value in another private company.

9)   Acquisition

     On April 11, 2001 Vitria acquired XMLSolutions Corporation, a provider of EDI (electronic data interchange) and XML (extended markup language) transformation technology headquartered in McLean, Virginia. The transaction was accounted for using the purchase method of accounting.

     The cost to acquire XMLSolutions is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

     The total consideration to acquire XMLSolutions is as follows (in thousands):


Cash paid to shareholders                    $  7,000
Cash advanced to fund expenses                  1,271
Transaction costs and expenses                    839
                                             --------
                                             $  9,110
                                             ========

The purchase price allocation is as follows (in thousands):

                                                                                Annual
                                                            Useful Life      amortization
                                             Amount           in Years       of intangibles
                                          -------------------------------------------------
Tangible assets acquired                   $    1,849
Liabilities assumed (including
   XMLSolutions transaction costs
   and other liabilities resulting
   from the acquisition)                       (8,153)
Intangible assets acquired
          Developed technology                  2,500            3            $      833
          In-process technology                 1,500           N/A                  N/A
          Trademarks                              800            3                   267
          Assembled workforce                   2,000            2                 1,000
          Goodwill                              8,614            3                 2,871
                                          ------------                       ------------
                                           $    9,110                         $    4,971
                                          ============                       ============

          An independent valuation specialist performed an allocation of the total purchase price of XMLSolutions to its individual assets. The purchase price was allocated to XMLSolutions' tangible assets and specific intangible assets such as developed technology, in-process technology, trademarks and assembled workforce.

          In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, Vitria recognized an expense of $1.5 million during the quarter ending June 30, 2001 in conjunction with this acquisition.

          Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 3 years under the current accounting guidelines at June 30, 2001. As of January 1, 2002, the amortization of any remaining book value of goodwill will cease and the new impairment-only model will apply. (See Note 6.)

          If the acquisition had occurred as of January 1, 2000, Vitria's unaudited pro forma information for the six months ended June 30, 2001 and June 30, 2000 would have been as follows (in thousands, except per share amounts):

                                                    Pro forma                   Pro forma
                                                 Six months ended,           Six months ended,
                                                   June 30, 2001               June 30, 2000
                                               --------------------        --------------------
                                                    (unaudited)                 (unaudited)
Net revenue                                    $             71,172        $             55,051
                                               ====================        ====================

Net loss                                       $            (33,332)       $            (12,057)
                                               ====================        ====================

Basic and diluted net loss per share           $              (0.26)       $              (0.10)
                                               ====================        ====================

          The unaudited pro forma combined results for the six months ended June 30, 2001 exclude the effect of the write-off of acquired in-process technology cost of $1.5 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

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

         We derive revenues primarily from two sources: licenses and services. Since the introduction of our product in 1997, licenses have become our primary source of revenues. Our product is typically licensed directly to customers for a perpetual term, with pricing based on the instances of the software deployed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer.

         Service and other revenues include product maintenance, consulting and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide for unspecified software upgrades and technical support over a specified term, typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis; consulting revenue is recognized as the services are performed. We also offer training services which are sold on a per student basis; training revenue is recognized as the classes are attended.

         We market our product through our direct sales force and augment our sales efforts through relationships with system integrators, value-added resellers and technology vendors. While our revenues to date have been derived primarily from accounts in the United States, we opened offices in Switzerland, Singapore, Korea and Taiwan in the first six months of 2001 and in Japan, Australia, France, Germany, Italy and The Netherlands in 2000 and intend to establish additional international offices

         We recognized approximately 21% of our revenues from customers outside the United States in the three months ended June 30, 2001 and approximately 16% from customers outside the United States in the six months ended June 30, 2001, compared to approximately 13% during fiscal year 2000. We believe international revenues will become a more significant component of our total revenue as our operations grow. To date, we have not experienced significant seasonality of revenues. We expect future results may be affected by the fiscal or quarterly budget cycle of our customers.

     Sales to our ten largest customers accounted for 36% of total revenues in the three months ended June 30, 2001 and 30% of total revenues in the six months ended June 30, 2001. Sales to our ten largest customers accounted for 39% of total revenues in the three months ended June 30, 2000 and 32% of total revenues in the six months ended June 30, 2000. However, no one single customer accounted for more than 10% of total revenues in either the three or six months ended June 30, 2001 or June 30, 2000. While our dependence on any single customer has been declining over the past three years, we expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. As a result, the loss or delay of individual orders can have a significant impact on our revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products.

     For the next quarter, revenues are expected to remain approximately level with the quarter ended June 30, 2001 due to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

     On April 11, 2001, Vitria acquired XMLSolutions, a provider of EDI and XML transformation technology. The cost to acquire XMLSolutions was $7.0 million in cash, $2.1 million in transaction costs and expenses and the assumption of $8.2 million of XMLSolutions' liabilities. The acquisition was accounted for as a purchase.

     An independent valuation specialist performed an allocation of the total purchase price of XMLSolutions to its individual assets. The purchase price was allocated to XMLSolutions' tangible assets, specific intangible assets such as developed technology, trademarks, assembled workforce and in-process technology.

     We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest selectively in sales, marketing and research and development and expect to incur operating losses for at least the next three quarters. Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts or new orders from existing customers to generate revenues for that quarter. New contracts and new orders may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including, but not limited to, the following:

     .    size and timing of customer orders and product and service delivery;
     .    level of demand for our professional services;
     .    changes in the mix of our products and services;
     . actions taken by our competitors, including new product introductions and pricing changes;
     .    costs of maintaining and expanding our operations;

     .    introduction of new products;
     .    timing of our development and release of new and enhanced products;
     .    costs and timing of hiring qualified personnel;
     . success in maintaining and enhancing existing relationships and developing new relationships with system integrators;
     . technological changes in our markets, including changes in standards for computer and networking software and hardware;
     . deferrals of customer orders in anticipation of product enhancements or new products;
     . delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery;
     .    customer budget cycles and changes in these budget cycles;
     .    external economic conditions;
     . availability of customer funds for software purchases given external economic factors;
     .    costs related to acquisition of technologies or businesses; and
     .    ability to successfully integrate acquisitions.

     As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performances. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.

     For a more comprehensive discussion of risks, see "Business Risks" immediately following Item 3 in Part I hereof.

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2001 and 2000

     The following table sets forth the results of operations for the three and six months ended June 30, 2001 and June 30, 2000, expressed as a percentage of total revenues.

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                           2001             2000               2001             2000
                                                       -----------      -----------        ------------     -----------
Revenues
    License                                                     58%              80%                 59%             80%
    Service and other                                           42%              20%                 41%             20%
                                                       -----------      -----------        ------------     -----------
Total revenues                                                 100%             100%                100%            100%

Cost of revenues
    License                                                      1%               1%                  1%              1%
    Service and other                                           21%              14%                 22%             16%
                                                       -----------      -----------        ------------     -----------
Total cost of revenues                                          22%              15%                 23%             17%

Gross profit                                                    78%              85%                 77%             83%

Operating expenses
    Sales and marketing                                         76%              63%                 71%             60%

    Research and development                                    32%                20%                  30%               22%
    General and administrative                                  13%                10%                  12%               10%
    Amortization of stock-based compensation                     2%                 3%                   2%                4%
    Amortization of goodwill                                     2%                 0%                   1%                0%
    Amortization of intangibles                                  1%                 0%                   1%                0%
    Acquired in-process research and development                 4%                 0%                   2%                0%
                                                        ----------        -----------         ------------       -----------
Total operating expenses                                       130%                96%                 119%               96%

Loss from operations                                           (52%)              (11%)                (42%)             (13%)
    Interest income                                              7%                11%                   9%               10%
    Other income (expenses), net                                 1%                 0%                   0%                0%
                                                        ----------        -----------         ------------       -----------

Net income (loss) before income taxes                          (44%)                0%                 (33%)              (3%)
    Provision for income taxes                                   0%                 0%                   1%                0%
                                                        ----------        -----------         ------------       -----------

Net income (loss)                                              (44%)                0%                 (34%)              (3%)
                                                        ==========        ===========         ============       ===========

REVENUES

     LICENSE. License revenues decreased 21% to $19.9 million in the three months ended June 30, 2001 from $25.3 million in the three months ended June 30, 2000. License revenues decreased 2% to $40.8 million in the six months ended June 30, 2001 from $41.6 million in the six months ended June 30, 2000. These decreases were the result of a decrease in the number of licenses and to an average transaction size on the lower end of our historic $500,000 to $700,000 range. For the next quarter, license revenues are expected to remain approximately level with the quarter ended June 30, 2001. This is primarily due to the ongoing slowdown in the telecommunications industry combined with a general slowdown in information technology spending in other vertical markets.

     SERVICE AND OTHER. Service and other revenues increased 123% to $14.5 million in the three months ended June 30, 2001 from $6.5 million in the three months ended June 30, 2000. Service and other revenues increased 171% to $28.9 million in the six months ended June 30, 2001 from $10.7 million in the six months ended June 30, 2000. These increases are primarily due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. For the next quarter, we expect service revenues to remain approximately level with the quarter ended June 30, 2001.

COST OF REVENUES

     LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. These costs vary from quarter to quarter, dependent upon the sales of products which incorporate third-party technology. Cost of license revenues decreased 3% for the three months ended June 30, 2001 to $297,000 as compared to $305,000 for the same three months in the prior fiscal year. Cost of license revenues decreased 10% for the six months ended June 30, 2001 to $622,000 as compared to $688,000 for the same six months in the prior fiscal year. These differences are due to fluctuations in the level of sales of products which incorporate third-party technology. As a percentage of license revenue, we do not expect any significant variation in the cost of license revenues from the past two years.

     SERVICE AND OTHER. Cost of service and other revenues consists of salaries, facility costs, travel expenses and payments to third party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues were $7.4 million in the three months ended June 30, 2001, an increase of 61% over cost of service and other revenues of $4.6 million in the three months ended June 30, 2000. Cost of service and other revenues were $15.6 million in the six months ended June 30, 2001, an increase of 89% over cost of service and other revenues of $8.3 million in the six months ended June 30, 2000. The increase resulted from hiring additional support, training and implementation personnel, including the addition of employees that resulted from acquiring XMLSolutions, and increased facility costs associated with additional personnel. For the next quarter, we expect that cost of service and other revenues will be approximately level with that of the current quarter. The gross margin on service and other revenues as a percentage of revenue increased to 49% in the three months ended June 30, 2001 from 29% in the three months ended June 30, 2000. This is mainly due to an increase in service and other revenues in the quarter ended June 30, 2001. All components of service and other revenues increased. However, the largest increase was in support revenue, which is due to a larger installed base of licenses with support agreements and, to a lesser extent, an increase in support renewals.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and promotional expenses. During the three months ended June 30, 2001, sales and marketing expenses were $26.1 million, an increase of 31% over sales and marketing expenses of $19.9 million for the three months ended June 30, 2000. During the six months ended June 30, 2001, sales and marketing expenses were $50.3 million, an increase of 60% over sales and marketing expenses of $31.5 million for the six months ended June 30, 2000. These increases were the result of increased salary costs from hiring additional sales and marketing personnel which was partially offset by a decreased commission expense due to comparatively lower short term revenue growth expectations, increased facilities costs as we expanded our domestic and international field offices, and higher travel expenses associated with our expanded sales force, offset by a decrease in advertising expenses. As a percentage of revenue, sales and marketing expenses increased to 76% in the three months ended June 30, 2001 from 63% in the three months ended June 30, 2000. This increase as a percentage of revenue is due to the fact that our sales and marketing structure has been established to support a higher revenue base than we actually experienced in the quarter ended June 30, 2001. This increase was partially offset by a decreased commmission expense due to comparatively lower short-term revenue growth expectations. We expect that sales and marketing expenses will decline as a percentage of revenue over the next quarter.

     RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. During the three months ended June 30, 2001, research and development expenses were $11.0 million, an increase of 77% over research and development expenses of $6.2 million for the three months ended June 30, 2000. During the six months ended June 30, 2001, research and development expenses were $20.8 million, an increase of 81% over research and development expenses of $11.5 million for the six months ended June 30, 2000. These increases were primarily the result of higher salary expenses related to additional research and development personnel, including the addition of XMLSolutions employees, and higher facilities and overhead costs associated with the increase in personnel. We expect research and development expenses will decline as a percentage of revenue over the next quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and allowances for doubtful accounts. During the three months ended June 30, 2001, general and administrative expenses were $4.6 million, an increase of 41% over general and administrative expenses of $3.2 million for the three months ended June 30, 2000. During the six months ended June 30, 2001, general and administrative expenses were $8.4 million, an increase of 55% over general and administrative expenses of $5.4 million for the six months ended June 30, 2000. These increases were attributable to a worldwide increase in personnel expense and an increase in outside professional services hired to support our expanding operations. We expect that our general and administrative expenses will decline slightly as a percentage of revenue over the next quarter.

     AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. This difference is amortized using the multiple option approach over a five year period starting on the date the options were granted. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting. During the three months ended June 30, 2001, amortization of stock-based compensation was $503,000, a decrease of 48% over amortization of stock-based compensation of $976,000 for the three months ended June 30, 2000. During the six months ended June 30, 2001, amortization of stock-based compensation was $1.1 million, a decrease of 48% over amortization of stock-based compensation of $2.0 million for the six months ended June 30, 2000. The decrease of this expense is due to the timing of the option grants, the use of the multiple option approach and employee terminations. This expense is expected to continue to decrease in future periods.

     AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. Amortization of goodwill and other purchased intangibles associated with the acquisition of XMLSolutions Corporation resulted in a $1.1 million charge to earnings in the quarter ended June 30, 2001. There were no acquistions in fiscal 2000.

     ACQUIRED IN-PROCESS TECHNOLOGY. In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, Vitria recognized an expense of $1.5 million during the quarter ending June 30, 2001 in conjunction with the completion of this acquisition for in-process technology relating to XMLSolutions' Collaborative Enablement Program. There were no acquisitions in fiscal 2000.

     Actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process technology relating to acquisitions. The Commission is concerned that some companies are allocating more than a reasonable amount to in-process technology, thereby reducing future amortization charges of other intangibles acquired. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, the Commission may seek to reduce the amount of purchased in-process technology previously expensed by Vitria. This would result in the restatement of previously filed financial statements of Vitria and could have a negative impact on the financial results for the period subsequent to the acquisition.

     INTEREST AND OTHER INCOME. Interest and other income decreased by 18% to $2.9 million in the three months ended June 30, 2001 from $3.5 million in the three months ended June 30, 2000. The decrease was due to a write-off of $1.1 million from one of our equity investments in a private company and disposal of $400,000 of fixed assets, offset by a gain of $2.0 million from the sale of another equity investment in a private company. Lower interest rates on our short-term investments was also a contributing factor to the decrease in interest income. Interest and other income increased by 15% to $6.2 million in the six months ended June 30, 2001 from $5.4 million in the six months ended June 30, 2000. This increase is partly because interest income from proceeds from our follow-on offering which occurred in February 2000 was earned for the whole six months in the period ending June 30, 2001, compared to only four months for the same period in 2000, partly offset by lower interest rates in 2001.

Provision for Income Taxes

     We recorded an income tax provision of $170,000 and $411,000, respectively, for the three-month and six-month periods ended June 30, 2001. The provisions relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We recorded income tax provisions of $67,000 for both the three-month and six-month periods ended June 30, 2000. The 2000 provisions relate to income taxes payable on income generated in non-U.S. jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had $69.7 million in cash and cash equivalents, $123.8 million in short-term investments, and $166.7 million in working capital with no outstanding long-term debt, compared to $156.5 million in cash and cash equivalents, $69.7 million in short-term investments and $206.0 million in working capital with no outstanding long term debt at June 30, 2000.

     Net cash used in operating activities was $25.2 million for the six months ended June 30, 2001 and was primarily due to our net loss, and a decrease in deferred revenue, partially offset by a decrease in accounts receivable. This includes the effect from paying down liabilities assumed (including XMLsolutions transaction costs and other liabilities resulting from the acquisition) from $8.2 million at acquisition to approximately $2.6 million at June 30, 2001. Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2000, primarily due to an increase in deferred revenue, partially offset by an increase in accounts receivable.

     Net cash used in investing activities was $62.8 million in the six months ended June 30, 2001 and was primarily due to purchases of investments and the acquisition of XMLSolutions, partially offset by maturities of investments. Net cash used in investing activities was $78.7 million in the six months ended June 30, 2000, primarily due to purchasing investments.

     Net cash provided by financing activities was $3.0 in the six months ended June 30, 2001. Net cash provided by financing activities was $172.7 million in the six months ended June 30, 2000. Net cash provided by financing activities for both periods was primarily from the issuance of common stock.

     At June 30, 2001, we had operating lease commitments of approximately $43 million.

     On April 11, 2001, Vitria completed its acquisition of XMLSolutions Corporation, a Virginia corporation. The total purchase price was approximately $17.3 million, of which approximately $7.0 million was paid to preferred shareholders, approximately $2.1 million was related to transaction costs and expenses, and approximately $8.2 million was related to the assumption of XMLSolutions liabilities.

     In the past, we have invested significantly in operating expenses. For the next quarter, we expect that operating expenses will decline slightly as a percentage of revenue. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash, cash equivalents and investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we ever needed to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

     We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on June 30, 2001 or June 30, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $49.5 million as of June 30, 2001. We intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

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

     Our revenues for the quarter ended June 30, 2001 reflected a sequential decline from our revenues in the first quarter ended March 31, 2001, which were down sequentially from our revenues in the fourth quarter ended December 31, 2000. For the next two quarters, we expect revenues to be approximately level with revenues reported in the quarter ended June 30, 2001. This is due primarily to the ongoing slowdown in the telecommunications industry combined with a general slowdown in IT spending in other vertical markets.

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

     Sales to our ten largest customers accounted for 36% of total revenues in the three months ended June 30, 2001 and 30% of total revenues in the six months ended June 30, 2001. Sales to our ten largest customers accounted for 25% of total revenues in the fiscal year ended December 31, 2000. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

Our sales are concentrated in the telecommunications, manufacturing, financial services, energy, insurance and healthcare industries, and if our customers in these markets decrease their information technology spending, or we fail to penetrate other industries, our revenues may decline.

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

     During the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall slowdown in the U.S. economy continues to negatively impact our revenues in 2001 and may continue to negatively impact our revenues for the foreseeable future.

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

     B2Bi and EAI and BPM Vendors. We face direct and indirect competition from vendors offering Business-to-Business Integration ("B2Bi") Enterprise Application Integration ("EAI"), and Business Process Management ("BPM") as well as other aspects of our products. Some of these vendors include BEA Systems, Inc., CrossWorlds Software, Inc., IBM Corporation, Sybase, Inc., SeeBeyond Technology Corporation, Tibco Software, Inc., and webMethods, Inc. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

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

     Other Software Vendors. We may in the future also encounter competition from major enterprise software developers including Oracle Corporation, PeopleSoft, Inc., and SAP AG. In addition, Microsoft Corporation has introduced products that could compete with some aspects of our product. Other companies that target the enterprise software market may also try to expand into the integration market.

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

     We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Canada, Australia, The Netherlands, Singapore, Korea, Taiwan and Switzerland and intend to establish additional international offices. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We may not be able to efficiently integrate the operations of our acquisitions which may harm our business.

     We recently acquired XMLSolutions Corporation. We may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. Customer relationships and strategic partnerships may be disrupted during the integration process which could result in lost sales and lost customers, and could harm our business. We may also incur significant expenses during the integration process. In addition, the dedication of management resources to integration may detract attention from our day-to-day business. The successful integration of any acquisition will also depend in part on the retention of key personnel. There can be no assurance that the integration process will be successful or that the anticipated benefits of any business integration will be fully realized. Achieving the benefits of any acquisition will depend in part on our ability to continue to successfully develop and sell our products and integrate new technologies to develop new products and product features, in a timely and efficient manner. If we are not successful in these efforts, our business may be harmed.

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

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk exists because technology companies have experienced greater than average stock price volatility in recent years. In addition, a number of public companies have recently been named as defendants in law suits related to the alleged practices of investment banks. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business. We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

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


          In April 2001, XMLSoutions Corporation received a letter from DISA, the Data Interchange Standards Association, asserting a copyright claim with respect to certain XMLSoutions' technology that we have now acquired as a result of our acquisition of XMLSoutions. DISA indicated that if the matter is not resolved to its satisfaction it will pursue all available remedies, including but not limited to injunctive relief and damages. We believe that the asserted claim is without merit. We cannot, however, assure that DISA will not commence formal legal proceedings or that we will prevail in any such proceedings. If formal legal proceedings are commenced, we intend to vigorously defend ourselves.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.


          The annual meeting of stockholders of Vitria Technology, Inc. was held on May 18, 2001 for the purpose of:

(1) electing two directors to our board of directors to serve until the 2004 annual meeting of stockholders;

(2) to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001; and

(3) to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

          Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management's solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of directors for a three-year term expiring at the 2004 annual meeting:

         Nominee                    For                       Withheld

         Robert M. Halperin         116,223,729               152,633

         John L. Walecka            116,228,746               147,616

Proposal 2:

        The selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 was ratified by the following vote:

        For                                Against                    Abstain

        116,254,991                        89,136                     31,235


Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

       a) Exhibits

          None.


       b) Reports on Form 8-K

          On April 25, 2001, Vitria filed a Current Report on Form 8-K, dated March 25, 2001.

          On May 11, 2001, Vitria filed a Current Report on Form 8-K/A, dated March 25, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Vitria Technology, Inc.




Date: August 13, 2001                     By:  /s/ Paul R. Auvil, III

                                               Paul R. Auvil, III
                                               Vice President, Finance,
                                               and Chief Financial Officer
                                               (Principal Financial Officer)