Form 10-Q
period 2001-09-30
VITRIA TECHNOLOGY INC
filed 2001-11-13
CIK 1050808

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

                For the quarterly period ended September 30, 2001

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

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         The number of shares of Vitria's common stock, $0.001 par value, outstanding as of October 31, 2001 was 130,169,038 shares.

VITRIA TECHNOLOGY, INC.

Index                                                                                                               Page
PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes

         Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                            3

         Condensed Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2001 and September 30, 2000                                                           4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001 and September 30, 2000                                                           5

         Notes to the Condensed Consolidated Financial Statements                                                     6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                       12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                                  21

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings                                                                                           31

Item 2:  Changes in Securities and Uses of Proceeds                                                                  31

Item 3:  Defaults Upon Senior Securities                                                                             31

Item 4:  Submission of Matters to a Vote of Security Holders                                                         31

Item 5:  Other Information                                                                                           31

Item 6:  Exhibits and Reports on Form 8-K                                                                            32

Signature                                                                                                            33

PART I.  FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

                                             Vitria Technology, Inc.
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)


                                                                      September 30,              December 31,
                                                                           2001                      2000
                                                                    -------------------       --------------------
                                                                       (unaudited)                (See Note 1)
                              Assets

    Current Assets:
      Cash and cash equivalents                                     $           59,871        $           154,826
      Short-term investments                                                   109,875                     69,312
      Accounts receivable, net                                                  32,576                     36,889
      Other current assets                                                      12,014                      9,138
                                                                    -------------------       --------------------
           Total current assets                                                214,336                    270,165

    Restricted investments                                                      18,444                     18,757
    Property and equipment, net                                                 16,501                     15,164
    Intangible assets                                                            4,310                          -
    Goodwill                                                                     7,249                          -
    Other assets                                                                 3,005                      6,106
                                                                    -------------------       --------------------
           Total assets                                             $          263,845        $           310,192
                                                                    ===================       ====================

               Liabilities and Stockholders' Equity

    Current Liabilities:
      Accounts payable                                              $            3,723        $             1,396
      Accrued payroll and related                                               17,432                     14,882
      Other accrued liabilities                                                 10,775                     10,158
      Deferred revenue                                                          30,111                     46,611
                                                                    -------------------       --------------------
           Total current liabilities                                            62,041                     73,047

    Commitments
    Stockholders' Equity:
      Common Stock                                                                 130                        128
      Additional paid-in capital                                               269,341                    266,591
      Accumulated other comprehensive income (loss)                                 32                        (68)
      Unearned stock-based compensation                                         (1,931)                    (3,603)
      Notes receivable from stockholders                                          (193)                      (291)
      Accumulated deficit                                                      (65,575)                   (25,612)
                                                                    -------------------       --------------------
           Total stockholders' equity                                          201,804                    237,145
                                                                    -------------------       --------------------
           Total liabilities and stockholders' equity               $          263,845        $           310,192
                                                                    ===================       ====================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  Vitria Technology, Inc.
                                      Condensed Consolidated Statement of Operations
                                         (In thousands, except per share amounts)
                                                        (unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                             2001             2000             2001              2000
                                                        ---------------   -------------    -------------   -----------------
Revenues:
    License                                             $       15,763    $     32,676     $     56,566    $         74,267
    Service and other                                           14,324           8,935           43,260              19,632
                                                        ---------------   -------------    -------------   -----------------
Total revenues                                                  30,087          41,611           99,826              93,899

Cost of revenues:
    License                                                        420             114            1,042                 802
    Service and other                                            7,050           6,977           22,637              15,240
                                                        ---------------   -------------    -------------   -----------------
Total cost of revenues                                           7,470           7,091           23,679              16,042

                                                        ---------------   -------------    -------------   -----------------
Gross profit                                                    22,617          34,520           76,147              77,857

Operating expenses:
    Sales and marketing                                         23,615          23,521           73,929              55,042
    Research and development                                    10,914           8,647           31,723              20,144
    General and administrative                                   4,082           4,609           12,489              10,025
    Amortization of stock-based compensation                       403             733            1,469               2,773
    Amortization of goodwill                                       723               -            1,360                   -
    Amortization of intangible assets                              529               -              995                   -
    Acquired in-process technology                                   -               -            1,500                   -
                                                        ---------------   -------------    -------------   -----------------
Total operating expenses                                        40,266          37,510          123,465              87,984
                                                        ---------------   -------------    -------------   -----------------

Loss from operations                                           (17,649)         (2,990)         (47,318)            (10,127)
    Interest income                                              1,920           3,887            7,945               9,306
    Other income (expenses), net                                    19            (118)             219                (130)
                                                        ---------------   -------------    -------------   -----------------
Net (loss) income before income taxes                          (15,710)            779          (39,154)               (951)

       Provision for income taxes                                  398              86              809                 153
                                                        ---------------   -------------    -------------   -----------------

Net (loss) income                                       $      (16,108)    $       693     $    (39,963)  $          (1,104)
                                                        ===============   =============    =============   =================

Basic net (loss) income per share                       $        (0.13)    $      0.01     $      (0.32)  $           (0.01)
                                                        ===============   =============    =============   =================

Diluted (loss) income per share                         $        (0.13)    $      0.00     $      (0.32)  $           (0.01)
                                                        ===============   =============    =============   =================

Weighted average shares used in calculating basic
        net (loss) income per share                            127,368         123,361          126,383             121,713
                                                        ===============   =============    =============   =================

Weighted average shares used in calculating diluted
        net (loss) income per share                            127,368         139,431          126,383             121,713
                                                        ===============   =============    =============   =================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                Vitria Technology, Inc.
                                    Condensed Consolidated Statements of Cash Flows
                                                     (in thousands)
                                                      (unaudited)

                                                                                          Nine months ended
                                                                                          September 30,
                                                                                 2001                      2000
                                                                          --------------------    -----------------------
Operating activities:
    Net loss                                                              $           (39,963)   $                (1,104)
    Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
       Amortization of goodwill and intangible assets                                   2,355                          -
       Acquired in-process technology                                                   1,500                          -
       Recognized gain on equity investments, net                                        (760)                         -
       Loss on disposal of fixed assets                                                   491                          -
       Depreciation                                                                     4,801                      2,045
       Amortization of deferred stock-based compensation                                1,469                      2,773
       Provision for doubtful accounts                                                     78                      2,285
       Changes in assets & liabilities:
           Accounts receivable                                                          5,005                    (34,774)
           Other current assets                                                        (2,754)                   (10,261)
           Other assets                                                                  (139)                      (209)
           Accounts payable                                                               468                        728
           Accrued liabilities                                                         (2,459)                    21,999
           Deferred revenue                                                           (17,167)                    40,351
                                                                          --------------------    -----------------------
             Net cash (used in) provided by operating activities                      (47,075)                    23,833
                                                                          --------------------    -----------------------

 Investing activities:
    Acquisition of subsidiary, net of cash acquired                                    (8,869)                        -
    Purchases of property and equipment                                                (5,913)                   (10,766)
    Purchases of investments                                                         (318,703)                  (189,938)
    Maturities of investments                                                         278,670                    113,106
    Purchases of equity investments                                                     4,000                     (5,100)
                                                                          --------------------    -----------------------
              Net cash used in investing activities                                   (50,815)                   (92,698)
                                                                          --------------------    -----------------------

 Financing activities:
     Collection of note receivable                                                         98                          -
     Issuance of common stock, net                                                      2,954                    173,473
                                                                          --------------------    -----------------------
             Net cash provided by financing activities                                  3,052                    173,473
                                                                          --------------------    -----------------------

Effect of exchange rates on changes on cash and cash equivalents                         (117)                       (73)
                                                                          --------------------    -----------------------

Net (decrease) increase in cash and cash equivalents                                  (94,955)                   104,535

Cash and cash equivalents at beginning of period                                      154,826                     52,218
                                                                          --------------------    -----------------------

Cash and cash equivalents at end of period                                $            59,871     $              156,753
                                                                          ====================    =======================


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

         Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not change the previously reported operating loss or net (loss) income amounts.

2)       Net (Loss) Income Per Share

         Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Basic (loss) earnings per share does not include shares subject to Vitria's right of repurchase, which lapses ratably over the related vesting term. Diluted
(loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to Vitria's right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net (loss) income per share excludes shares of potential common stock if the effect is anti-dilutive.

         The following table sets forth the computation of basic and diluted net
(loss) income per share for the periods indicated (in thousands, except per share amounts):

                                                                  Three months ended                      Nine months ended
                                                           September 30,      September 30,       September 30,       September 30,
                                                               2001                2000               2001                2000
                                                           --------------     ---------------     --------------      --------------
Numerator for basic and diluted net (loss) income per share:
     Net (loss) income                                     $     (16,108)      $        693       $     (39,963)      $      (1,104)
                                                           ==============     ===============     ==============      ==============

Denominator for basic net (loss) income per share:
   Weighted average shares available to common stock             129,568            127,805             129,075             126,893
    Less shares subject to repurchase                             (2,200)            (4,444)             (2,692)             (5,180)
                                                           --------------     ---------------     --------------      --------------
Denominator for basic net (loss) income per share                127,368            123,361             126,383             121,713
     Dilutive potential common shares, using
            treasury stock method                                      -             16,070                   -                   -
                                                           --------------     ---------------     --------------      --------------
Denominator for diluted net (loss) income per share              127,368            139,431             126,383             121,713
                                                           ==============     ===============     ==============      ==============

Basic net (loss) income per share                          $       (0.13)     $        0.01       $       (0.32)      $       (0.01)
                                                           ==============     ===============     ==============      ==============

Diluted net (loss) income per share                        $       (0.13)     $        0.00       $       (0.32)      $       (0.01)
                                                           ==============     ===============     ==============      ==============

         For the three months ended September 30, 2001 and September 30, 2000, shares of potential common stock totalled 5,312,000 and 16,070,000 respectively. For the nine months ended September 30, 2001 and September 30, 2000 shares of potential common stock totalled 7,727,000 and 17,877,000 respectively. Shares of potential common stock are excluded from the determination of diluted net loss per share as the effect of such shares on a weighted average basis is anti-dilutive.

3)  Comprehensive (Loss) Income

         Comprehensive (loss) income is comprised of net (loss) income and other comprehensive earnings such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria's total comprehensive (loss) income was as follows (in thousands):

                                                            Three months ended                         Nine months ended
                                                    September 30,         September 30,       September 30,         September 30,
                                                         2001                 2000                2001                  2000
                                                   -----------------     ----------------    ----------------      ----------------
Net (loss) income                                 $         (16,108)    $            693     $       (39,963)    $         (1,104)

Other comprehensive income:
   Foreign currency translation adjustment                       12                  (91)              (117)                  (73)
   Unrealized gain (loss) on securities                         114                  (79)               217                   (16)
                                                   -----------------     ----------------    ----------------      ----------------

Comprehensive (loss) income                       $         (15,982)     $           523     $      (39,863)      $        (1,193)
                                                   =================     ================    ================      ================


 4)  Unearned Stock-Based Compensation

     The breakdown of the amortization of stock-based compensation is as follows (in thousands):

                                                            Three months ended                         Nine months ended
                                                    September 30,         September 30,      September 30,          September 30,
                                                         2001                 2000                2001                  2000
                                                   -----------------     ----------------    ---------------       ----------------
Cost of revenues                                 $               32    $              58   $            116      $             220
Sales and marketing                                             151                  280                557                  1,057
Research and development                                        145                  265                526                    993
General and administrative                                       75                  130                270                    503
                                                   -----------------     ----------------    ---------------       ----------------

Total amortization of stock-based
     compensation                                $              403    $             733   $          1,469      $           2,773
                                                   =================     ================    ===============       ================



5)  Accounts Receivable

         At September 30, 2001 our gross accounts receivable balance was $35.9 million. Of this balance, 27.8%, or $10.0 million represents revenue that has not yet been recognized and is included in the deferred revenue balance. At September 30, 2001, our deferred revenue balance was $30.1 million. Of this balance, 3.3%, or $988,000 has been deferred due to customer credit issues. In accordance with the provisions of SOP 97-2, Vitria records revenue from software licenses when the following criteria have been met: a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. In those cases where all other elements for revenue recognition have been met except customer credit criteria, we defer recognizing revenue until the customer pays or other evidence of probability of collection is obtained.

6)  Stock Option Exchange Program

         On February 28, 2001, Vitria's Board of Directors approved a voluntary stock option exchange program for certain employees. Under the program, employees had the opportunity to cancel outstanding stock options granted to them on or after September 17, 1999 in exchange for a new option grant for an equal number of shares which were to be granted on or after October 5, 2001. A total of 4,470,350 options were cancelled in connection with the option exchange. A total of 3,799,775 new options were granted on October 5, 2001 with an exercise price of $2.18 per share. Members of our Board of Directors, executive officers and vice presidents were not eligible to participate in this program.

7)  Equity Investments

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

         In the quarter ended June 30, 2001, we sold all of the common stock of a private company and recognized a gain of $860,000, net of an impairment charge of $1.1 million for an other-than-temporary decline in value in another investment. In the quarter ended September 30, 2001, we recorded an additional impairment charge of $100,000 for an other-than-temporary decline in value in another investment.

8)  Acquisition

     On April 11, 2001 Vitria acquired XMLSolutions Corporation, a provider of XML (extended markup language) transformation technology headquartered in McLean, Virginia. The transaction was accounted for using the purchase method of accounting.

     The cost to acquire XMLSolutions is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

     The total consideration to acquire XMLSolutions is as follows (in thousands):

Cash paid to shareholders                                        $    7,000
Cash advanced to fund expenses                                        1,271
Transaction costs and expenses                                          839
                                                                   ---------
                                                                 $    9,110
                                                                   =========


The purchase price allocation is as follows (in thousands):

                                                                                  Annual
                                                            Useful Life        amortization
                                               Amount         in Years        of intangibles
                                          ----------------------------------------------------------
Tangible assets acquired                  $     1,849
Liabilities assumed (including
   XMLSolutions transaction costs
   and other liabilities resulting
   from the acquisition)                       (8,153)
Intangible assets acquired
          Developed technology                  2,500         3                $      833
          In-process technology                 1,500        N/A                      N/A
          Trademarks                              800         3                       267
          Assembled workforce                   2,000         2                     1,000
          Goodwill                              8,614         3                     2,871
                                          ------------                         -----------
                                          $     9,110                          $    4,971
                                          ============                         ===========




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

         Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 3 years under the current accounting guidelines at September 30, 2001. As of January 1, 2002, the amortization of any remaining book value of goodwill will cease and the new impairment-only model will apply. (See Note 10.)

         If the acquisition had occurred as of January 1, 2000, Vitria's unaudited pro forma information for the nine months ended September 30, 2001 and September 30, 2000 would have been as follows (in thousands, except per share amounts):

                                                       Pro forma                    Pro forma
                                                   Nine months ended,           Nine months ended,
                                                   September 30, 2001           September 30, 2000
                                                 -----------------------      -----------------------
                                                      (unaudited)                  (unaudited)
Net revenue                                         $      101,259               $        98,044
                                                      ==============               ===============

Net loss                                            $      (49,440)              $       (16,443)
                                                      ==============               ===============

Basic and diluted net loss per share                $        (0.39)              $         (0.14)
                                                      ==============               ===============

         The unaudited pro forma combined results for the nine months ended September 30, 2001 exclude the effect of the write-off of acquired in-process technology cost of $1.5 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

9)   Derivative Financial Instruments

         Vitria adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001, and its adoption has not had a material effect on our financial statements. SFAS 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

         To protect against possible changes in values of certain foreign currency denominated receivables, primarily resulting from sales outside the United States, we enter into foreign currency forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized in current earnings. The effectiveness test for these contracts is determined by using the forward-to-forward rate comparison for currency forward contracts, which makes same-currency hedges perfectly effective. During the three months and nine months ended September 30, 2001, gains and losses on the portions of these forward contracts that were excluded from the assessment of hedge effectiveness, as well as the ineffective portion of these hedging instruments, were not material.

10)  Recent Accounting Pronouncements

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, ("SFAS 141"), Business Combinations and No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with the Statements at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 142 to have a material impact on the our results of operations, financial position or cash flows.

         In August 2001, the Financial Accounting Standards Board issued Satement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "assume," "estimate" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined under "Business Risks" in this report on Form 10-Q. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake an obligation to update these forward looking statements.

OVERVIEW

         We are a leading provider of integration and collaboration solutions. Our flagship product, the BusinessWare(TM) integration server, provides the infrastructure that enables incompatible information technology, or IT, systems to exchange information automatically, without human intervention, over corporate networks and the Internet. This eliminates manual entry of information into multiple IT systems and eliminates the need to manually exchange information with customers and business partners. In addition, we provide collaborative solutions for organizations in the telecommunications, manufacturing, financial services, energy, insurance and healthcare industries that automate mission critical business processes, integrate existing infrastructure and manage information flow between internal systems and external trading partners.

         BusinessWare combines in a single solution the four elements that we believe are essential for ebusiness infrastructure software:

         (1) Business Process Management (BPM): BPM provides control and coordination of business processes spanning a wide combination of systems, people and corporate boundaries. It uses graphical process models to seamlessly define, automate and manage transactions and the exchange of information between internal business applications, people and external trading partner systems.

         (2) Business-to-Business Integration (B2Bi): B2Bi enables the secure and reliable completion of transactions and the exchange of business information between customers and partners over the Internet to support collaborative processes. B2Bi helps companies manage their value chain interactions end to end.

         (3) Enterprise Application Integration (EAI): EAI enables secure and reliable movement of information in and out of internal business applications. By enabling internal applications to communicate with each other, EAI helps unify and improve extended enterprise processes.

         (4) Real-Time Analysis (RTA): RTA provides real-time monitoring and analysis of running business processes thereby enabling optimization of operational efficiency. Our two key RTA components - Process Analyzer and Business Cockpit(TM) - continuously gather working business process data, analyze and visualize it in real time, and enable process owners to proactively identify and respond to problems or opportunities as they occur.

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

         Service and other revenues include product support and maintenance, consulting and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide for unspecified software upgrades and technical support over a specified term, typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis; consulting revenue is recognized as the services are performed. We also offer training services which are sold on a per student basis; training revenue is recognized as the classes are attended.

         We market our product through our direct sales force and augment our sales efforts through relationships with system integrators, value-added resellers and technology vendors. While our revenues to date have been derived primarily from accounts in the United States, we opened offices in Switzerland, Singapore, Korea, Taiwan, Spain and Brazil in the first nine months of 2001 and in Japan, Australia, France, Germany, Italy and The Netherlands in 2000, and the United Kingdom in 1999.

         We recognized approximately 31% of our revenues from customers outside the United States in the three months ended September 30, 2001 and approximately 25% from customers outside the United States in the nine months ended September 30, 2001, compared to approximately 13% during fiscal year 2000. We believe international revenues will become a more significant component of our total revenue as our operations grow. To date, we have not experienced significant seasonality of revenues. We expect future results may be affected by the fiscal or quarterly budget cycle of our customers.

         Sales to our ten largest customers accounted for 42% of total revenues in the three months ended September 30, 2001 and 30% of total revenues in the nine months ended September 30, 2001. One customer, BP, accounted for 15% of our revenues in the three month period ended September 30, 2001 and 6% of our revenues in the nine month period ended September 30, 2001. Sales to our ten largest customers accounted for 35% of total revenues in the three months ended September 30, 2000 and 27% of total revenues in the nine months ended September 30, 2000. With the exception of the current quarter, our dependence on any single customer has been declining gradually over the past three years. However, we expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. As a result, the loss or delay of individual orders can have a significant impact on our revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and cost-effectiveness of our products.

         For the next quarter, revenues are expected to remain approximately level with the quarter ended September 30, 2001 due to a deterioration in the macroeconomic climate which has resulted in a general slowdown in IT spending in our vertical markets.

         On April 11, 2001, Vitria acquired XMLSolutions, a provider of XML transformation technology. The cost to acquire XMLSolutions was $7.0 million in cash, $2.1 million in transaction costs and expenses and the assumption of $8.2 million of XMLSolutions' liabilities. The acquisition was accounted for as a purchase.

         An independent valuation specialist performed an allocation of the total purchase price of XMLSolutions to its individual assets. The purchase price was allocated to XMLSolutions' tangible assets, specific intangible assets such as developed technology, trademarks, assembled workforce and in-process technology.

         We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest selectively in sales, marketing and research and development and expect to incur operating losses for at least the next three quarters. Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected financial results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts or new orders from existing customers to generate revenues for that quarter. New contracts and new orders may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results will depend on many factors, including, but not limited to, the following:

         o size and timing of customer orders and product and service delivery;
         o        level of demand for our professional services;
         o        changes in the mix of our products and services;
         o        ability to protect our intellectual property;
         o actions taken by our competitors, including new product introductions and pricing changes;
         o        costs of maintaining and expanding our operations;
         o        introduction of new products;
         o timing of our development and release of new and enhanced products;
         o        costs and timing of hiring qualified personnel;
         o success in maintaining and enhancing existing relationships and developing new relationships with system integrators;
         o technological changes in our markets, including changes in standards for computer and networking software and hardware;
         o deferrals of customer orders in anticipation of product enhancements or new products;
         o delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery;
         o        customer budget cycles and changes in these budget cycles;
         o        external economic conditions;
         o availability of customer funds for software purchases given external economic factors;
         o        costs related to acquisition of technologies or businesses;
         o        ability to successfully integrate acquisitions; and
         o        changes in strategy and capability of our competitors.


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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2001 and 2000

         The following table sets forth the results of operations for the three and nine months ended September 30, 2001 and September 30, 2000, expressed as a percentage of total revenues.


                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2001           2000             2001          2000
                                                           ---------------------------     --------------------------
Revenues

  License                                                          52%            79%              57%           79%
  Service and other                                                48%            21%              43%           21%
                                                           ------------  -------------     ------------  ------------
Total revenues                                                    100%           100%             100%          100%

Cost of revenues

  License                                                           1%             0%               1%            1%
  Service and other                                                24%            17%              23%           16%
                                                           ------------  -------------     ------------  ------------
Total cost of revenues                                             25%            17%              24%           17%

                                                           ------------  -------------     ------------  ------------
Gross profit                                                       75%            83%              76%           83%


Operating expenses

  Sales and marketing                                              78%            56%              74%           59%
  Research and development                                         36%            21%              32%           21%
  General and administrative                                       14%            11%              13%           11%
  Amortization of stock-based compensation                          1%             2%               1%            3%
  Amortization of goodwill                                          2%             0%               1%            0%
  Amortization of intangibles                                       2%             0%               1%            0%
  Acquired in-process research and development                      0%             0%               2%            0%
                                                           ------------  -------------     ------------  ------------
Total operating expenses                                          133%            90%             124%           94%

                                                           ------------  -------------     ------------  ------------
Loss from operations                                              (58%)           (7%)            (48%)         (11%)
Other income, net                                                   6%             9%               8%           10%

Net (loss) income  before income taxes                            (52%)            2%             (40%)          (1%)
Provision for income taxes                                          1%             0%               1%            0%
                                                           ------------  -------------     ------------  ------------

Net (loss) income                                                 (53%)            2%             (41%)          (1%)
                                                           ============  =============     ============  ============

REVENUES

         LICENSE. License revenues decreased 52% to $15.8 million in the three months ended September 30, 2001 from $32.7 million in the three months ended September 30, 2000. License revenues decreased 24% to $56.6 million in the nine months ended September 30, 2001 from $74.3 million in the nine months ended September 30, 2000. These decreases were the result of a decrease in the number of licenses and to an average transaction size on the lower end of our historic $500,000 to $700,000 range. For the next quarter, we expect license revenues to remain approximately level with the quarter ended September 30, 2001. This is primarily due to a deterioration in the macroeconomic climate which has resulted in a general slowdown in IT spending in our vertical markets.

         SERVICE AND OTHER. Service and other revenues increased 60% to $14.3 million in the three months ended September 30, 2001 from $8.9 million in the three months ended September 30, 2000. Service and other revenues increased 120% to $43.3 million in the nine months ended September 30, 2001 from $19.6 million in the nine months ended September 30, 2000. These increases are primarily due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. All components of service and other revenues increased. However, the largest increase was in support revenue, which is due to a larger installed base of licenses with support agreements and an increase in support renewals. For the next quarter, we expect service revenues to remain approximately level with the quarter ended September 30, 2001.

COST OF REVENUES

         LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. These costs vary from quarter to quarter. These variations are due to fluctuations in the level of sales of products which incorporate third-party technology. As a percentage of license revenues, cost of license revenues increased to 3% in the three months ended September 30, 2001 from less than 1% for the three months ended September 30, 2000 and increased to 2% from 1% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of license revenues, we do not expect any significant variation in the cost of license revenues from the past two years.

         SERVICE AND OTHER. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultants fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues were $7.1 million in the three months ended September 30, 2001, an increase of 1% over cost of service and other revenues of $7.0 million in the three months ended September 30, 2000. The minimal increase in the current quarter was the result of a decrease in the use of outside consultants, and a decrease in external recruiting expenditures offset by an increase in salary costs from increased headcount over the same quarter a year ago. Cost of service and other revenues were $22.6 million in the nine months ended September 30, 2001, an increase of 49% over cost of service and other revenues of $15.2 million in the nine months ended September 30, 2000. The increase resulted from hiring additional service personnel, including the addition of employees that resulted from acquiring XMLSolutions during the quarter ended June 30, 2001, and increased facility costs associated with additional personnel, partially offset by a decrease in the use of outside consultants. For the next quarter, we expect that cost of service and other revenues will be approximately level with that of the current quarter. The ratio of cost of service and other revenues as a percentage of total revenues increased to 24% in the three months ended September 30, 2001 from 17% in the three months ended September 30, 2000. This is mainly due to an increase in service and other revenues in the quarter ended September 30, 2001.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and promotional expenses. During the three months ended September 30, 2001, sales and marketing expenses were $23.6 million, an increase of less than 1% over sales and marketing expenses of $23.5 million for the three months ended September 30, 2000. The increase in salary and related expenses in the three months ended September 30, 2001 was offset by a decrease in commission expense due to lower revenues, a decrease in advertising expense and a decrease in recruiting expense. These expense offsets resulted in a small change in sales and marketing expenses from the three month period ended September 30, 2001 as compared to the three months ended September 30, 2000. During the nine months ended September 30, 2001, sales and marketing expenses were $73.9 million, an increase of 34% over sales and marketing expenses of $55.0 million for the nine months ended September 30, 2000. This increase was the result of increased salary costs from hiring additional sales and marketing personnel, increased facilities costs as we expanded our domestic and international field offices, and higher travel expenses associated with our expanded sales force, offset by a decrease in advertising expenses and a decrease in commission expense. As a percentage of revenue, sales and marketing expenses increased to 78% in the three months ended September 30, 2001 from 56% in the three months ended September 30, 2000 and to 74% in the nine months ended September 30, 2001 from 59% in the nine months ended September 30, 2000. These increases as a percentage of revenues are due to the fact that our sales and marketing structure has been established to support a higher revenue base than we actually experienced in both the three and nine month periods ended September 30, 2001. These increases were partially offset by decreased commission expense in both periods. At anticipated revenue levels, we expect that sales and marketing expenses will decline slightly as a percentage of revenue over the next quarter.

         RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. During the three months ended September 30, 2001, research and development expenses were $10.9 million, an increase of 26% over research and development expenses of $8.6 million for the three months ended September 30, 2000. This increase was primarily the result of higher salary expenses related to additional research and development personnel, including the addition of XMLSolutions employees, and offset by a decrease in recruiting expense. During the nine months ended September 30, 2001, research and development expenses were $31.7 million, an increase of 57% over research and development expenses of $20.1 million for the nine months ended September 30, 2000. This increase was primarily the result of higher salary expenses related to additional research and development personnel, including the addition of XMLSolutions employees, and higher facilities and overhead costs associated with the increase in personnel. At anticipated revenue levels, we expect research and development expenses will decline slightly as a percentage of revenue over the next quarter.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. During the three months ended September 30, 2001, general and administrative expenses were $4.1 million, a decrease of 11% over general and administrative expenses of $4.6 million for the three months ended September 30, 2000. The decrease is primarily attributable to a decrease in our provision for doubtful accounts, and a decrease in the use of outside consultants, partially offset by an increase in salary expense and associated overhead. During the nine months ended September 30, 2001, general and administrative expenses were $12.5 million, an increase of 25% over general and administrative expenses of $10.0 million for the nine months ended September 30, 2000. This increase was attributable to a worldwide increase in salary expense and an increase in outside professional services hired to support our expanding operations, offset by a decrease in our provision for doubtful accounts. At anticipated revenue levels, we expect that our general and administrative expenses will decline slightly as a percentage of revenue over the next quarter.

         AMORTIZATION OF STOCK-BASED COMPENSATION. Deferred stock-based compensation primarily represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. This difference is amortized using the multiple option approach over a five year period starting on the date the options were granted. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting. During the three months ended September 30, 2001, amortization of stock-based compensation was $403,000, a decrease of 45% over amortization of stock-based compensation of $733,000 for the three months ended September 30, 2000. During the nine months ended September 30, 2001, amortization of stock-based compensation was $1.5 million, a decrease of 47% over amortization of stock-based compensation of $2.8 million for the nine months ended September 30, 2000. The decrease of this expense is due to the timing of the option grants, the use of the multiple option approach and employee terminations. This expense is expected to continue to decrease in future periods.

         AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. Amortization of goodwill associated with the acquisition of XMLSolutions Corporation resulted in charges to earnings of $723,000 and $1.4 million in the three and nine months ended September 30, 2001, respectively. Amortization of purchased intangible assets associated with the acquisition resulted in charges to earnings of $529,000 and $995,000 in the three months and nine months ended September 30, 2001, respectively. In accordance with SFAS 141 and 142 as referenced in Note 10, goodwill will no longer be amortized after December 31, 2001 but will be subject to a test of impairment at least annually. The purchased intangible assets will continue to be amortized over their estimated useful lives. There were no acquistions in fiscal 2000.

         ACQUIRED IN-PROCESS TECHNOLOGY. In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, Vitria recognized an expense of $1.5 million in the quarter ended June 30, 2001 in conjunction with the completion of the acquisition of XMLSolutions Corporation for in-process technology relating to XMLSolutions' Collaborative Enablement Program. No expense was recognized in the quarter ended September 30, 2001. There were no acquisitions in fiscal 2000.

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

         INTEREST AND OTHER INCOME. Interest and other income decreased by 49% to $1.9 million in the three months ended September 30, 2001 from $3.8 million in the three months ended September 30, 2000. The decrease is primarily attributable to lower interest income earned from our short-term investments due to lower interest rates on investments and lower cash balances in the three months ended September 30, 2001. Interest and other income decreased by 11% to $8.2 million in the nine months ended September 30, 2001 from $9.2 million in the nine months ended September 30, 2000. This decrease is due to a write-off of $1.1 million from one of our equity investments in a private company and disposal of $400,000 of fixed assets, offset by a gain of $2.0 million from the sale of another equity investment in a private company. Lower interest rates on our short-term investments were also a contributing factor to this decrease in interest income.

PROVISION FOR INCOME TAXES

         We recorded an income tax provision of $398,000 and $809,000, respectively, for the three-month and nine-month periods ended September 30, 2001. The provisions relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We recorded income tax provisions of $86,000 and $153,000, respectively, for the three-month and nine-month periods ended September 30, 2000. The 2000 provisions relate to income taxes payable on income generated in non-U.S. jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had $59.9 million in cash and cash equivalents, $109.9 million in short-term investments, and $152.3 million in working capital with no outstanding long-term debt, compared to $156.8 million in cash and cash equivalents, $71.6 million in short-term investments and $196.8 million in working capital with no outstanding long term debt at September 30, 2000.

         Net cash used in operating activities was $47.1 million for the nine months ended September 30, 2001 and was primarily due to our net loss, and a decrease in deferred revenue, partially offset by a decrease in accounts receivable. This includes the effect from paying down liabilities assumed (including XMLSolutions transaction costs and other liabilities resulting from the acquisition) from $8.2 million at acquisition to approximately $1.6 million at September 30, 2001. Net cash provided by operating activities was $23.8 million for the nine months ended September 30, 2000, which primarily reflected a decrease in net loss and increases in deferred revenue and accrued liabilities, partially offset by increases in accounts receivable and deferred commission expense, included within other current assets.

         Net cash used in investing activities was $50.8 million in the nine months ended September 30, 2001 and was primarily due to purchases of investments and the acquisition of XMLSolutions, partially offset by maturities of investments. Net cash used in investing activities was $92.7 million in the nine months ended September 30, 2000, primarily due to purchasing investments from cash received from our initial and follow-on public offerings.

         Net cash provided by financing activities was $3.0 million in the nine months ended September 30, 2001. Net cash provided by financing activities was $173.5 million in the nine months ended September 30, 2000. Net cash provided by financing activities for both periods was primarily from the issuance of common stock. Net cash provided by financing activities in the nine months ended September 30, 2000 was higher because of cash received from our follow-on offering in February 2000.

         At September 30, 2001, we had operating lease commitments of approximately $41.3 million.

         On April 11, 2001, we completed the acquisition of XMLSolutions Corporation, a Virginia corporation. The total purchase price was approximately $17.3 million, of which approximately $7.0 million was paid to preferred shareholders, approximately $2.1 million was related to transaction costs and expenses, and approximately $8.2 million was related to the assumption of XMLSolutions liabilities.

         In the past, we have invested significantly in our operations. For the next quarter, we expect that operating expenses will decline slightly as a percentage of revenue. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect that our capital expenditures in the next quarter to be at approximately the same level of spending as in the quarter ended September 30, 2001. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or product lines. We believe that available cash, cash equivalents and investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we ever needed to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

         We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on September 30, 2001 or September 30, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

         We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $65.6 million as of September 30, 2001. We are likely to report future operating losses and cannot guarantee we will report net income in the future.

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

         Our revenues for the quarter ended September 30, 2001 reflected a sequential decline from our revenues in the previous two quarters ended March 31, 2001 and June 30, 2001, which were down sequentially from our revenues in the fourth quarter ended December 31, 2000. For the next quarter, we expect revenues to be approximately level with revenues reported in the quarter ended September 30, 2001. This is due primarily to a deterioration in the general macroeconomic environment which has resulted in a general slowdown in IT spending in our vertical markets.

         Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month and we expect this trend to continue. Possible future terrorist incidents or other external events may shutdown or impair our operations or those of our customers thereby limiting our ability to close orders. Any failure or delay in closing orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results.

         Our quarterly results will depend primarily upon entering into new or follow-on contracts to generate revenues for that quarter. New contracts may not result in revenue in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our operating results are also dependent upon our ability to manage our cost structure.

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

         System integrators help our customers install and deploy our product. These system integrators are not contractually required to implement our product, and competition for these resources may preclude us from obtaining sufficient resources to provide the necessary implementation services to support our needs. If the number of installations of our product exceeds our access to the resources provided by these system integrators, we could be required to provide these services internally, which would significantly limit our ability to meet our customers' implementation needs and increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

Because a small number of customers have in the past accounted for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

         Sales to our ten largest customers accounted for 42% of total revenues in the three months ended September 30, 2001 and 30% of total revenues in the nine months ended September 30, 2001. One customer, BP, accounted for 15% of our revenues in the three month period ended September 30, 2001 and 6% of our revenues in the nine month period ended September 30, 2001. Sales to our ten largest customers accounted for 35% of total revenues in the three months ended September 30, 2000 and 27% in the nine months ended September 30, 2000. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

Our sales are concentrated in the telecommunications, manufacturing, financial services, energy, insurance and healthcare industries, and if our customers in these markets decrease their information technology spending, or we fail to penetrate other industries, our revenues may decline.

         We expect to continue to direct our sales and marketing efforts toward companies in the telecommunications, manufacturing, financial services, energy, insurance and healthcare industries. Given the high degree of competition and the rapidly changing environment in these industries, there is no assurance that we will be able to continue sales in these industries at current levels. In addition, we intend to market our product in new vertical markets. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

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

The prolonged downturn in the U.S. economy may continue to cause a decline in capital allocations, thus reducing our revenue and affecting our accounts receivable.

         The prolonged downturn in the U.S. economy may continue to cause a decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. In addition, if our customers seek protection from creditors through formal bankruptcy filings, or if our customers encounter funding problems, we may experience an increase in delinquent accounts receivable.

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

         B2Bi, EAI and BPM Vendors. We face direct and indirect competition from vendors offering Business-to-Business Integration ("B2Bi"), Enterprise Application Integration ("EAI"), and Business Process Management ("BPM") as well as other aspects of our products. Some of these vendors include BEA Systems, Inc., CrossWorlds Software, Inc., IBM Corporation, IONA, Mercator Software, Peregrine Systems, Inc., Sterling Commerce, Sybase, Inc., SeeBeyond Technology Corporation, Tibco Software, Inc., and webMethods, Inc. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

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

If we are not successful in continuing to develop industry specific solutions based on our product, our ability to increase future revenues could be harmed.

         We have developed and intend to continue to develop solutions based on BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including telecommunications, manufacturing, financial services, energy, insurance and healthcare. This presents technical challenges and will require collaboration with system integrators and the commitment of significant resources. If we are not successful in developing these targeted solutions or these solutions do not achieve market acceptance, our ability to generate future revenues could be harmed.

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

         We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If our product fails to gain broad market acceptance, due to its inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

         o our ability to integrate our product with multiple platforms and existing, or legacy, systems and to modify our product as new versions of packaged applications are introduced;

         o the portability of our product, particularly the number of operating systems and databases that our product can source or target;

         o our ability to anticipate and support new standards, especially Internet standards;

         o the integration of additional software modules under development with our existing product; and

         o our management of software being developed by third parties for our customers or use with our product.

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

If we fail to develop the management system and infrastructure to support our growth, our ability to market and sell our product and develop new products may be harmed.

         We must plan and manage our growth effectively in order to offer our product and services and achieve revenue growth and profitability in a rapidly evolving market. For us to effectively manage our growth, we must continue to do the following:

         o        install new management and information control systems; and
         o        expand, train and motivate our workforce.

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

Our future results may depend significantly on the use of our electronic commerce platform in electronic marketplaces.

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

         Some of our license agreements require us to place the source code for our product in escrow. These agreements generally provide these customers with a limited, non-exclusive license to use this code if:

         o        we fail to provide the product or maintenance and support;
         o        we cease to do business without a successor; or
         o        there is a bankruptcy proceeding by or against Vitria.

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

         We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Canada, Australia, The Netherlands, Singapore, Korea, Taiwan, Switzerland, Spain and Brazil and intend to establish additional international offices. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We may not be able to efficiently integrate the operations of our acquisitions which may harm our business.

         We acquired XMLSolutions Corporation in April 2001. We may make additional acquisitions of, or significant investments in, businesses that offer complementary products, services, technologies or market access. If we are to realize the anticipated benefits of these acquisitions, the operations of these companies must be integrated and combined efficiently. Customer relationships and strategic partnerships may be disrupted during the integration process which could result in lost sales and lost customers, and could harm our business. We may also incur significant expenses during the integration process. In addition, the dedication of management resources to integration may detract attention from our day-to-day business. The successful integration of any acquisition will also depend in part on the retention of key personnel. There can be no assurance that the integration process will be successful or that the anticipated benefits of any business integration will be fully realized. Achieving the benefits of any acquisition will depend in part on our ability to continue to successfully develop and sell our products and integrate new technologies to develop new products and product features, in a timely and efficient manner. If we are not successful in these efforts, our business may be harmed.

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

         We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

         o        develop or enhance our products and services;
         o        acquire technologies, products or businesses;
         o        expand operations, in the United States or internationally;
         o        hire, train and retain employees; or
         o respond to competitive pressures or unanticipated capital requirements.

         Our failure to do any of these things could result in lower revenues and could seriously harm our business.

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

         Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

         o establishment of a classified Board of Directors requiring that not all members of the Board of Directors may be elected at one time;
         o authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

         o prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
         o limitations on the ability of stockholders to call special meetings of stockholders;
         o prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
         o establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

         In April 2001, XMLSoutions Corporation received a letter from DISA, the Data Interchange Standards Association, asserting a copyright claim with respect to certain XMLSoutions' technology. Pursuant to a letter dated November 9, 2001, DISA is no longer asserting the claims set forth in the April 2001 letter.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On October 29, 2001, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, JoMei Chang, our president and chief executive officer, established a plan to purchase shares of our common stock in the open market. This rule permits our officers, directors and employees to purchase and sell shares of our common stock under written plans adopted at a time when they were not in possession of material non-public information. The plan provides for the purchase over time of up to $2,000,000 of our common stock, subject to certain limitations. As of November 10, 2001, 140,000 of shares had been purchased under the plan.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         10.13 Employment Agreement between Karen O. Cottle and Vitria dated July 9, 2001.

b)       Reports on Form 8-K

         On August 31, 2001, Vitria filed a Current Report on Form 8-K, dated July 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Vitria Technology, Inc.




Date:  November 13, 2001                 By:     /s/ Paul R. Auvil, III

                                                Paul R. Auvil, III
                                                Vice President, Finance,
                                                and Chief Financial Officer
                                                (Principal Financial Officer)