Form 10-K
period 2001-12-31
VITRIA TECHNOLOGY INC
filed 2002-03-29
CIK 1050808

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

Commission file number: 0-27207

VITRIA TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0386311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

945 Stewart Drive
Sunnyvale, CA 94085
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, includes area code: (408) 212-2700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately: $338,000,000. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of December 31, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

Number of shares of common stock outstanding as of February 28, 2002: 130,171,829

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III hereof portions of its Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed by April 30, 2002.

VITRIA TECHNOLOGY, INC.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed on pages 26 through 35 of this report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.     BUSINESS

Overview

We are a leading provider of innovative integration solutions. We develop and deliver software products and services that are designed to allow corporations to more easily enable and manage complex interactions between their computer systems internally, as well as externally with their business partners, suppliers and customers. Our flagship product, the BusinessWare® integration server, is a flexible and easily configurable software platform that is designed to enable incompatible computer systems to exchange information automatically and in real time, without human intervention, over corporate networks and the Internet. This eliminates manual entry of information into multiple systems, and eliminates the need to manually exchange information with customers, suppliers and business partners.

In addition to providing the integration server, we offer integration solutions, known as collaborative applications. These applications are pre-built configurable solutions for solving common recurring integration problems by managing collaborative processes within and across enterprises. The Vitria Collaborative Applications, or VCA, family of products is built on and leverages our integration server, BusinessWare, and provides out-of-the-box solutions for specific integration problems. For example, global straight through processing, or GSTP, is a problem that requires companies in the financial services industry to work together to reduce the time and cost of security trading. To enable this activity, complex processes that manage the flow of information between investment managers, broker/dealers and custodian banks to support securities trading, allocation and settlement must be automated. The VCA for GSTP includes these pre-defined business processes in an out-of-the-box solution and offers financial services companies the ability to identify and eliminate bottlenecks and errors, reduce cycle times, track order status and better manage risk.

The BusinessWare integration server and our family of collaborative applications are currently licensed by more than 500 companies worldwide in diverse industries such as telecommunications, healthcare, manufacturing, energy, financial services and insurance. We sell our products through a direct sales force and through alliances with leading software vendors and systems integrators.

Vitria’s Solution

BusinessWare enables companies to automate business processes across the extended enterprise and integrates the underlying information technology, or IT, systems that must work together to support these processes.

BusinessWare combines in a single solution the five elements that we believe are essential for ebusiness infrastructure software:

(1)	Business Process Management, or BPM: BPM provides control and coordination of business processes spanning a wide combination of systems, people and corporate boundaries. It uses graphical process models to seamlessly define, automate and manage transactions and the exchange of information between internal business applications, people and external trading partners.

(2)
Business-to-Business Integration, or B2Bi:  B2Bi enables the secure and reliable completion of transactions and the exchange of business information between customers and partners over the Internet to support collaborative processes. B2Bi helps companies manage their value chain interactions from end to end.

(3)
Enterprise Application Integration, or EAI:  EAI enables the secure and reliable movement of information in and out of internal business applications. By enabling internal applications to communicate with each other, EAI helps unify and improve extended enterprise processes.

(4)
Business Process Intelligence, or BPI:  BPI provides real-time monitoring and analysis of running business processes thereby enabling optimization of operational efficiency. Our two key BPI components—Process Analyzer and Business Cockpit—continuously gather working business process data, analyze and visualize it in real time, and enable process owners to proactively identify and respond to integration problems or opportunities as they occur.

(5)
Business Vocabulary Management, or BVM:  BVM is our vocabulary-based approach to transformation that, we believe, substantially reduces the time and complexity of translating between different document formats. BVM includes a comprehensive set of extended markup language, or XML, -based, industry-specific vocabularies (words and meanings) and documents required to conduct business over the Internet. To address the specific needs of each industry, BVM provides packaged vocabularies for various industries based on the specific business terms utilized within those industries.

Once customers use BusinessWare to define their business process models and integrate the underlying IT systems, BusinessWare automatically controls the flow of information across the IT systems as specified by the process models. BusinessWare continuously analyzes the customer’s business processes and can automatically change the processes in response to this analysis. This capability allows companies to transform the information flowing through their IT systems into “actionable intelligence” that enables business managers to optimize their business operations.

BusinessWare allows customers to solve their ebusiness problems using graphical models rather than developing custom programs. Rather than writing software programs, business managers can create visual diagrams of business processes, called “process models,” using a point-and-click user interface. BusinessWare then translates these process models into software programs that automate the flow of information across a company’s underlying IT systems. Our graphical process models are “directly executable,” which means that they can be deployed immediately, without programming by IT personnel.

We believe that BusinessWare provides the following benefits to customers:

Easy for Business Managers to Use.    The combination of our graphical process modeling and automation functionality with our robust application integration foundation allows customers to focus on the business objectives of ebusiness rather than the mechanics of solution implementation.

Reduces Time to Market.    We enable customers to reduce their time to market by allowing them to graphically define and automate new business processes to support the delivery of new products and services.

Leverages IT Investment.    We help companies preserve and leverage the substantial IT investment they have made by allowing them to assemble ebusiness solutions using their existing IT systems.

Allows Rapid Response to Change.    We enable customers to graphically model their existing business processes, and then continuously refine and optimize them as business conditions change over time. To change a business process, managers simply change the associated graphical model.

Provides a Comprehensive Solution.    BusinessWare combines the five elements of an ebusiness infrastructure software product in a single comprehensive solution. This eliminates the need for our customers to purchase and integrate separate solution components from multiple vendors.

Scales to Support High Transaction Volumes and Distributed Deployment.    Our product features an architecture that uses the same distributed processing principles as those used on the Web. Unlike alternative “hub-and-spoke” architectures that are optimized for single site deployment, our “federated” architecture allows customers to incrementally add servers to support increasing loads, without adding administrative complexity.

Enables Mission-Critical Deployments.    The importance of our customers’ ebusiness initiatives demands that our software satisfies high standards for performance, security and reliability. BusinessWare is designed for superior performance to accommodate the high transaction volumes enabled by the Internet. In addition, our solution ensures secure communication of business information across the extended enterprise using rigorous authentication and data encryption technologies. BusinessWare provides high availability through multiple server redundancy and automatic failover to backup systems.

Strategy

Our objective is to become the leading provider of infrastructure software products for real-time ebusiness. Key elements of our strategy to achieve this objective include:

Develop Integration Applications.    We are developing packaged collaborative applications built on BusinessWare that capture and automate business processes and queries. These applications address common integration problems such as the sharing of data between commonly used applications within an enterprise and with partners, suppliers and customers. We intend to leverage the industry expertise of our system integrator partners and our customers to rapidly build these market-focused solutions. We believe customers and partners will derive significant time-to-market benefits and reduce their implementation and maintenance costs by deploying these out-of-the-box business solutions.

Expand Product and Technology Leadership.    We have established an infrastructure software product that combines business process management, B2B integration, enterprise application integration, and real-time analysis in a single unified environment. We intend to continue to introduce innovative products that enable our customers to rapidly deploy complex business solutions and extend their enterprise easily and cost-effectively. As an example, in April 2001, we acquired XMLSolutions Corporation, a provider of electronic data interchange, or EDI, and extended markup language, or XML, transformation technology. We also intend to extend our technological leadership by continuing to invest significantly in research and development. We have assembled a team of prominent developers and engineers with expertise in Internet communication protocols, messaging technologies, and enterprise software and have established a corporate culture that fosters continuous product innovation. In addition, by promoting and embracing emerging Internet standards, we intend to facilitate the broad acceptance of our products.

Target Fast-Growing Vertical Markets.    To date, we have targeted the telecommunications, healthcare, manufacturing, financial services, insurance and energy industries. These markets are characterized by high rates of growth, dynamic business processes and rapid adoption of ebusiness solutions. We intend to expand our position in these markets and leverage this position to target other markets.

Extend Relationships with Customers.    The strategic importance of BusinessWare to our customers allows us to develop relationships with their senior decision makers. This visibility to senior management and a focused implementation approach facilitate the rapid adoption and deployment of BusinessWare throughout the organization. We intend to leverage these relationships as we introduce new products and services. Additionally, we are introduced to opportunities with our customers’ business partners because BusinessWare is used by companies to automate and manage their interactions across their extended enterprise.

Leverage and Expand Strategic Alliances.    Alliances continue to be pivotal to Vitria’s strategy and long-term success. We intend to leverage our relationships with leading system integrators, including Accenture, Cap Gemini Ernst & Young, KPMG Consulting, and PricewaterhouseCoopers, to extend our reach and provide comprehensive solutions to our customers. System integrators help our customers install and deploy our products. We believe these firms’ relationships with the most senior levels of management facilitate access to strategic projects that often generate large commitments from our customers and can reduce the length of our sales cycles. In addition, we believe the software deployment expertise and industry knowledge of system integrators shortens the implementation time of our products and helps us to secure add-on business.

Products

BusinessWare.    BusinessWare is an ebusiness infrastructure software product designed to provide customers with a comprehensive infrastructure for rapidly capitalizing on the ebusiness opportunity.

BusinessWare Modeler.    The Modeler is BusinessWare’s process modeling component. Business managers use the Modeler to create graphical models of their business processes using a point-and-click interface. These process models provide an intuitive visual representation of interdependent processing steps. Users can add business rules to each processing step to provide additional modeling flexibility. Once specified and saved in the BusinessWare Repository, process models can be directly executed by the BusinessWare Automator. The Modeler supports advanced modeling constructs that allow users to define and manage complex, real-world business processes. The Modeler supports Unified Modeling Language, the industry standard for business process modeling and automation.

BusinessWare Server.    The BusinessWare Server provides the host environment for five functional components: Automator, Cockpit, Communicator, Connector and Transformer. The BusinessWare Server is designed to provide a set of common services that are shared by each of these components:

•	Security: provides rigorous support for authentication, data encryption and access control.

•	Transaction management: ensures the integrity of business processes and related updates to underlying IT systems.

•	Persistence: provides automatic recovery in the event of system or network failures.

•	Repository: stores and manages all BusinessWare metadata, such as process models.

BusinessWare Automator.    Automator is BusinessWare’s process automation component. It executes the business process models defined by users in the Modeler and stored in the BusinessWare Repository. Automator automates business processes by coordinating the flow of information among the underlying IT systems.

Business Cockpit.    Business Cockpit allows customers to define, analyze and optimize business processes in real-time. Business Cockpit provides business managers rapid access to key statistics, such as the number of on-time shipments or the current best-selling products by customer, via real-time visualizations and drilldowns based on “live” data and processes. Business Cockpit also helps companies rapidly identify process bottlenecks, thus providing them with information to support continuous process improvement efforts.

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

BusinessWare Administrator.    Administrator is BusinessWare’s graphical systems management and monitoring component. Administrator allows systems administrators to perform local and remote administration from any BusinessWare server.

Vitria Collaborative Applications, or VCAs.    VCAs are integration solutions that solve common integration problems. In addition to the BusinessWare integration platform, collaborative applications include custom business process models and custom RTA queries and reports. We currently offer the following VCAs:

VCA for Health Insurance Portability and Accountability Act of 1996, or HIPAA, which is designed to assist healthcare organizations in achieving compliance with the federal mandate.

VCA for Global Straight Through Processing, or GSTP, which is designed to assist financial services organizations in working together to reduce the time and cost of trading securities.

VCA for Common Information Models, or CIM, which is designed to simplify integration between popular transactional applications sold by SAP, PeopleSoft and Oracle.

Sales and Marketing

We license our products and sell services primarily through our direct sales organization, complemented by the selling and support efforts of our system integrators and other strategic partners. As of December 31, 2001, our sales force consisted of sales professionals and system engineers located in 25 domestic locations, three locations in Canada, seven locations in Europe, four locations in Asia, one in Australia and one in South America. System engineers who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals.

Our sales process requires that we work closely with targeted customers to identify short-term technical needs and long-term goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. In many cases, we collaborate with our customers’ senior management team, including the chief executive officer, chief information officer and chief financial officer, to develop business cases for mission-critical applications. The level of customer analysis and financial commitment required for many of our product implementations has caused our sales cycle to range from two to nine months.

We focus our marketing efforts on educating potential customers, generating new sales opportunities, and creating awareness of our product and its applications. We conduct a variety of marketing programs to educate our target market, including seminars, trade shows, direct mail campaigns, press relations, and industry analyst programs.

Strategic Relationships

To enhance the productivity of our sales and service organizations and to support our customers’ deployment of our products, we have established relationships with system integrators, complementary technology vendors and independent software vendors, or ISVs. We have added new leadership to the alliances group to focus on strengthening and expanding these relationships to drive repeatable solutions into the market globally.

System Integrators.    We have increased the focus on our relationship with leading system integrators including Accenture, Cap Gemini Ernst & Young, KPMG Consulting, and PricewaterhouseCoopers. Many of our system integrators have deep relationships across a broad range of enterprise customers and our relationships with these system integrators often enable us to reach key decision makers within these enterprises more quickly, thus reducing sales cycles. In addition, by leveraging our partners’ domain expertise, we believe we can more effectively and rapidly build Vitria Collaborative Applications for vertical markets. Finally, working with system integrators enables us to leverage our service organization and shorten solution implementation time.

Complementary Technology Vendors.    We also work with leading application software, database and hardware vendors to ensure compatibility of BusinessWare with their software and hardware. We have relationships with leading companies including BEA, Hewlett-Packard, IBM, Microsoft, Nortel, Oracle, PeopleSoft, Portal Software, Siebel Systems, and Sun Microsystems.

Service and Support

The primary function of our professional services organization is to facilitate the implementation of our product. We provide services directly to our customers and to system integrators for BusinessWare project planning, implementation and performance. Our professional services organization works closely with system integrators to train their personnel in the design and implementation of our product.

Customer support is available by telephone and over the Internet seven days a week, 24 hours a day. Our education services group delivers education and product training to our customers and strategic partners, concerning the design of business solutions using BusinessWare, as well as the technical aspects of deployment, use and maintenance.

Research and Development

As of December 31, 2001, our engineering department consisted of the following groups:

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

Solutions.    Our solutions group is responsible for developing the collaborative applications as well as the tools and utilities for the development in support of our overall VCA efforts.

Research and development expenses were $41.0 million in 2001, $29.4 million in 2000 and $10.7 million in 1999.

Competition

The market for our product is extremely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. We believe that ebusiness infrastructure software must address five requirements: (1) business process management, (2) B2B integration, (3) enterprise application integration, (4) business process intelligence, and (5) business vocabulary management. We believe BusinessWare’s ability to address all five requirements is an important differentiating factor. While we offer a comprehensive suite of application integration solutions, we compete with various providers of application integration products including IBM, IONA, Mercator Software, Peregrine Systems, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. We expect additional competition from other established and emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. Finally, “in-house” information technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality of our BusinessWare products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition for the foreseeable future. We may in the future also encounter competition from major enterprise software developers including Microsoft, Oracle, PeopleSoft and SAP AG.

We believe that the principal competitive factors in our market include:

•	the breadth and depth of solutions;

•	product quality and performance;

•	ease and speed of implementation;

•	ability of products to operate with multiple software applications;

•	ability to implement solutions;

•	customer service;

•	relationship with system integrators;

•	establishment of a significant base of reference customers;

•	strength of core technology; and

•	product price.

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

We license BusinessWare pursuant to non-exclusive license agreements which impose restrictions on customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret, patent and copyright laws.

We have a patent issued and several U.S. patent applications pending. Our issued patent expires December 7, 2018. It is possible that the patent we received, those that we applied for, if issued, or our potential future patents may be successfully challenged or that no patents will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

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

Employees

As of December 31, 2001, we had a total of 859 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Financial Information by Business Segment and Geographic Data

Vitria operates in one segment, business-to-business electronic commerce solutions. We recognized approximately 33% of our revenue from customers located outside the United States in 2001 compared to approximately 13% in 2000. No one region or country other than the U.S. accounted for 10% or more of revenues in 2001. The information included in Note 1 (under the heading “Segment information”) and Note 10 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 of Part II hereof.

Executive Officers of the Registrant

The executive officers of Vitria and their ages as of February 28, 2002 are as follows:

Name	Age	Position
JoMei Chang, Ph.D.	49	President, Chief Executive Officer and Director
M. Dale Skeen, Ph.D.	47	Chief Technology Officer and Director
John Wheeler	49	Executive Vice President, Worldwide Operations
Graham Smith	42	Senior Vice President and Chief Financial Officer
Frank Yu	37	Senior Vice President, Engineering
Edward Sweeney	45	Vice President, Human Resources

JoMei Chang, Ph.D., co-founded Vitria in 1994 and has been our President, Chief Executive Officer and a Director since Vitria’s inception. Prior to founding Vitria, Dr. Chang was Vice President and General Manager, Trader Workstation and General Manager, Emerging Technologies from 1986 to 1994 at Teknekron Software Systems, now TIBCO, Inc., a software company. From 1984 to 1986 she served as a senior engineer in the Network File System group at Sun Microsystems. Dr. Chang holds a B.S. in Computer Science from National ChiaoTung University, Taiwan and a Ph.D. in Electrical Engineering on Database Management Systems from Purdue University.

M. Dale Skeen, Ph.D., co-founded Vitria in 1994 and has been our Chief Technology Officer and a Director since Vitria’s inception. Prior to founding Vitria, Dr. Skeen worked at TIBCO where he served as Chief Scientist from 1986 to 1994. Dr. Skeen was a research scientist at IBM’s Almaden Research Center from 1984 to 1986.

Dr. Skeen was on the faculty at Cornell University from 1981 to 1984. Dr. Skeen holds a B.S. in Computer Science from North Carolina State University and a Ph.D. in Computer Science on Distributed Database Systems from the University of California, Berkeley.

John Wheeler, has been our Executive Vice President, Worldwide Operations since August 2001. From December 1998 until April 2001, he served as Senior Vice President, Consulting for Oracle Service Industries, a division of Oracle Corporation, Inc., a software company. From November 1997 to November 1998, he served as Vice President of Information Technology at Nextel Communications Inc. From December 1992 to May 1995, Mr. Wheeler served as Director of Government Services and from June 1995 to September 1997 as an Area Vice President for Oracle Government Services, a division of Oracle Corporation. Mr. Wheeler holds a B.A. in Psychology from Chapman University.

Graham Smith, has been our Senior Vice President and Chief Financial Officer since January 2002 and our Secretary since March 2002. From August 1998 until January 2002, he was Vice President and Chief Financial Officer of Nuance Communications, Inc., a software company. From November 1998 to March 2000, he also served as Secretary of Nuance Communications, Inc. From April 1994 to July 1996, Mr. Smith served as Director of Finance, Worldwide Operations and from August 1996 to July 1998 as Vice President of Finance, Worldwide Operations of Oracle Corporation. From 1987 to 1994, Mr. Smith served as Chief Accountant of Oracle Corporation (UK) Ltd. Mr. Smith holds a B.Sc. from Bristol University in England and is a member of the Institute of Chartered Accountants in England and Wales.

Frank Yu, has been our Senior Vice President, Engineering since August 1999. From 1996 to 1999, he served as Vice President, Research and Development of Walker Interactive Systems, Inc., a financial software company, and from 1998 to 1999 he also served as the General Manager of the Analytical Solutions Business Unit of Walker Interactive Systems, Inc. Mr. Yu also held positions as Chief Architect and other senior technical positions for various product divisions of Cadence Design Systems, Inc. from 1990 to 1996. Mr. Yu holds a B.A. in Computer and Information Sciences from the University of California, Santa Cruz.

Edward Sweeney, has been our Vice President of Human Resources since June 2000. From July 1998 to May 2000, Mr. Sweeney served as Vice President of Human Resources for Candescent Technologies Corporation, a privately held flat panel display development and manufacturing company. From 1983 to 1998, Mr. Sweeney held a number of human resources roles with National Semiconductor Corporation in both Europe and the United States. Mr. Sweeney earned his B.S. in Organizational Behavior and his M.S. in Organizational Development at the University of San Francisco.

ITEM 2.     PROPERTIES

Our principal sales, marketing, research and development and administrative offices consist of approximately 192,000 square feet of leased space located in Sunnyvale, California. These leases will expire in August 2003 through October 2007. Of this total available space at December 31, 2001, approximately 63,000 square feet is subleased under agreements expiring in March 2002 and June 2002.

ITEM 3.     LEGAL PROCEEDINGS

In November 2001, Vitria and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated the federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous public companies that first sold their common stock publicly since the mid-1990s.

On August 8, 2001, all of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, neither Vitria nor any of our officers or directors has been required to answer the complaint, and no discovery has been served on Vitria.

At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in these IPO-related lawsuits in March 2002 and would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the these IPO-related lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until at least mid-June 2002. We believe that this lawsuit is without merit and intend to defend against it vigorously.

Vitria is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to harm Vitria’s financial position, cash flows or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “VITR.” Public trading of our common stock commenced on September 17, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market.

Quarter Ended	High	Low
Fiscal 2000
March 31, 2000	$106.00	$40.00
June 30, 2000	$63.00	$18.00
September 30, 2000	$74.25	$33.00
December 31, 2000	$47.00	$4.19

Fiscal 2001
March 31, 2001	$10.00	$3.19
June 30, 2001	$6.57	$2.44
September 30, 2001	$4.60	$1.75
December 31, 2001	$6.64	$1.98

As of December 31, 2001, there were approximately 426 stockholders of record of our common stock. We have never paid nor declared any cash dividends. We currently expect to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1997 and 1998, and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$77,518	$102,287	$21,790	$5,198	$955
Service and other	57,466	32,442	9,751	2,429	2,680

Total revenues	134,984	134,729	31,541	7,627	3,635

Cost of revenues:
License	1,607	935	407	—	18
Service and other	29,759	22,051	7,315	2,905	1,593

Total cost of revenues	31,366	22,986	7,722	2,905	1,611

Gross profit	103,618	111,743	23,819	4,722	2,024

Operating expenses:
Sales and marketing	96,535	78,361	20,009	6,572	1,143
Research and development	40,978	29,441	10,736	4,794	841
General and administrative	20,168	14,230	3,991	1,807	695
Amortization of stock-based compensation	1,820	3,420	4,525	1,424	—
Amortization of goodwill	2,083	—	—	—	—
Amortization of intangible assets	1,525	—	—	—	—
Acquired in-process technology	1,500	—	—	—	—

Total operating expenses	164,609	125,452	39,261	14,597	2,679

Loss from operations	(60,991)	(13,709)	(15,442)	(9,875)	(655)
Interest and other income, net	8,415	13,015	1,336	306	75

Net loss before income taxes	(52,576)	(694)	(14,106)	(9,569)	(580)
Provision for income taxes	1,046	584	—	—	—
Deemed preferred stock dividend	—	—	(1,908)	—	—

Net loss available to common stockholders	$(53,622)	$(1,278)	$(16,014)	$(9,569)	$(580)

Basic and diluted net loss available to common stockholders per share	$(0.42)	$(0.01)	$(0.21)	$(0.20)	$(0.01)
Weighted average shares used in calculating basic and diluted net loss available to common stockholders per share	126,851	122,365	75,748	48,012	39,660

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$157,213	$224,138	$65,449	$12,792	$9,138
Working capital.	146,763	197,118	54,237	12,336	9,762
Total assets	245,511	310,192	86,494	20,000	11,141
Deferred revenue	27,309	46,611	15,627	2,874	223
Stockholders’ equity	190,511	237,145	59,450	13,391	10,099

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read with “Selected Financial Data” and our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Business Risks” below as well as those discussed elsewhere.

Overview

Vitria was incorporated in October 1994. We initially generated revenues exclusively through consulting contracts with third parties and government grants. In June 1997, we commercially released our first product and in September 1999, we had an initial public offering of common stock. We have incurred significant losses since inception, and as of December 31, 2001, we had an accumulated deficit of $79.2 million.

We derive revenues primarily from two sources: licenses, and services and other. Since the introduction of BusinessWare in 1997, licenses have become our primary source of revenue. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of copies licensed, or systems or applications managed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer.

Service and other revenues include product maintenance, consulting, training and government grants. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis and recognized as the classes are attended.

We market our products through our direct sales force and augment our marketing efforts through relationships with system integrators and technology vendors. Our revenues to date have been derived primarily from accounts in the United States. In 1999, we opened an office in the United Kingdom and throughout 2000 we opened offices in Japan, Australia, Canada, France, Germany and Italy, and during the past year in Switzerland, Singapore, Korea, Taiwan, Spain, Sweden and Brazil.

During 2001, we recognized approximately 33% of our revenues from customers outside the United States, an increase of 20% from 13% of revenues recognized from customers outside of the United States in 2000. In 2002, we believe international revenues will remain at approximately the same percentage of total revenues as in 2001. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.

Sales to our ten largest customers accounted for 31% of total revenues in 2001, 25% of total revenues in 2000 and 49% of total revenues in 1999. In 1999, revenues from Sprint accounted for 11% of total revenues. In 2000 and 2001, no single customer accounted for more than 10% of total revenues. As of December 31, 2001, AT&T Corporation and Bell Canada accounted for 15% and 13%, respectively, of our accounts receivable balance. While our dependence on any single customer has been declining over the past three years, we expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates, on an on-going basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from software licenses to end users of BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2 as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as not fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers. Revenue is deferred for those agreements which exceed normal payment terms. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily systems integrators) is not recognized until evidence of sell through arrangement to an end user has been received.

Marketing assistance fees are commissions which are paid to third party partners who have contributed to the successful completion of a license transaction in accordance with a written agreement and specific project authorization executed with Vitria. Such fees are recorded as a reduction of the related license revenue.

Service and other revenues include product maintenance, consulting, training and government grants. Revenues from maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis and recognized as the classes are attended.

A portion of our revenues has been derived from government grants. Government grant revenues are recognized as research is performed and allowable costs are incurred. Revenues from government grants were $128,000 and $1.2 million for the years ended December 31, 2000 and 1999, respectively. We recognized no government grant revenue in the year ended December 31, 2001. We have deferred government grant revenue of $1.1 million which we may need to pay back to the government. Future revenue recognition for this deferred government grant revenue is dependent upon confirmation by the government of the results of several audits. We have not yet received the final acceptance from the government based upon these audits, which were completed in 2001. Based upon a review of the audit findings, we do not expect to recognize material future government grant revenues.

Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provision of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We recognize revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. These allowances are established through analysis of the credit worthiness of each customer, which is based on credit reports from third parties, analysis of published or publicly available financial information and customer specific experience including payment practices and history. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Equity Investments

We record an investment impairment charge when we believe an investment in corporate debt securities or in equity securities of private companies has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying companies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets of the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Quarterly Results of Operations

The following tables set forth statement of operations data for each of the eight quarters ended December 31, 2001, as well as the percentage of our total revenues represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this annual report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Statement of Operation Data:
Revenues:
License	$16,318	$25,273	$32,676	$28,020	$20,861	$19,942	$15,763	$20,952
Service and other	4,217	6,480	8,935	12,810	14,477	14,459	14,324	14,206

Total revenues	20,535	31,753	41,611	40,830	35,338	34,401	30,087	35,158

Cost of revenues:
License	383	305	114	133	325	297	420	565
Service and other	3,693	4,570	6,977	6,811	8,224	7,363	7,050	7,122

Total cost of revenues	4,076	4,875	7,091	6,944	8,549	7,660	7,470	7,687

Gross profit	16,459	26,878	34,520	33,886	26,789	26,741	22,617	27,471

Operating expenses:
Sales and marketing	11,662	19,859	23,521	23,319	24,208	26,106	23,615	22,606
Research and development	5,282	6,215	8,647	9,297	9,782	11,027	10,914	9,255
General and administrative	2,189	3,227	4,609	4,205	3,845	4,562	4,082	7,679
Amortization of stock based compensation	1,064	976	733	647	563	503	403	351
Amortization of goodwill	—	—	—	—	—	637	723	723
Amortization of intangible assets	—	—	—	—	—	466	529	530
Acquired in-process technology	—	—	—	—	—	1,500	—	—

Total operating expenses	20,197	30,277	37,510	37,468	38,398	44,801	40,266	41,144

Loss from operations	(3,738)	(3,399)	(2,990)	(3,582)	(11,609)	(18,060)	(17,649)	(13,673)
Other income, net	1,913	3,494	3,769	3,839	3,369	2,855	1,939	252

Net (loss) income before income taxes	(1,825)	95	779	257	(8,240)	(15,205)	(15,710)	(13,421)
Provision for income taxes	—	67	86	431	240	170	398	238

Net (loss) income	$(1,825)	$28	$693	$(174)	$(8,480)	$(15,375)	$(16,108)	$(13,659)

Basic net (loss) income per share	$(0.02)	$0.00	$0.01	$0.00	$(0.07)	$(0.12)	$(0.13)	$(0.11)

Diluted (loss) income per share	$(0.02)	$0.00	$0.00	$0.00	$(0.07)	$(0.12)	$(0.13)	$(0.11)

	Mar. 31, 2000	Jun. 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sept. 30, 2001	Dec. 31, 2001
As a Percentage of Total Revenues:
Revenues:
License	80%	80%	79%	69%	59%	58%	52%	60%
Service and other	20	20	21	31	41	42	48	40

Total revenues	100	100	100	100	100	100	100	100

Cost of revenues:
License	2	1	—	—	1	1	1	2
Service and other	18	14	17	17	23	21	24	20

Total cost of revenues	20	15	17	17	24	22	25	22

Gross profit	80	85	83	83	76	78	75	78

Operating expenses:
Sales and marketing	57	63	56	57	68	76	78	64
Research and development	26	20	21	23	28	32	36	26
General and administrative	10	10	11	10	11	13	14	22
Amortization of stock based compensation	5	3	2	2	2	2	1	1
Amortization of goodwill	—	—	—	—	—	2	2	2
Amortization of intangible assets	—	—	—	—	—	1	2	2
Acquired in-process technology	—	—	—	—	—	4	—	—

Total operating expenses	98	96	90	92	109	130	133	117

Loss from operations	(18)	(11)	(7)	(9)	(33)	(52)	(58)	(39)
Other income, net	9	11	9	9	10	8	6	1

Net (loss) income before income taxes	(9)	—	2	—	(23)	(44)	(52)	(38)
Provision for income taxes	—	—	—	1	1	—	1	1

Net (loss) income	(9)%	—%	2%	(1)%	(24)%	(44)%	(53)%	(39)%

Revenues

License.    License revenues increased from $21.8 million in 1999 to $102.3 million in 2000. License revenues decreased from $102.3 million in 2000 to $77.5 million in 2001. The increase in 2000 was the result of the growth in the number of licenses to new customers and to a higher average transaction size. In 2000, our average transaction size had increased due to larger deployments by our customers. The decrease in 2001 was due to fewer total orders caused by the ongoing slowdown in the telecommunications industry, combined with a general slowdown in IT spending in other vertical markets. During fiscal year 2002, we expect license revenues to remain approximately level with or slightly up from those in 2001.

Service and other.    Service and other revenues increased from $9.8 million in 1999, and to $32.4 million in 2000 and to $57.5 million in 2001. This substantial increase in service revenues was due to the growth of maintenance, support and consulting revenues associated with license agreements signed in earlier periods. These service revenues continued to increase each quarter in 1999 and 2000 as we supported a number of new deployments of our products but the quarterly revenue remained essentially flat in 2001 due to completion of previous projects and a relative reduction of new licenses in 2001. Service and other revenues include government grant contract revenues, which ended in April 2000. We have deferred government grant revenue of $1.1 million which we may need to pay back to the government. Future revenue recognition for this deferred government grant revenue is dependent upon confirmation by the government of the results of several audits. We have not yet received the final acceptance from the government based upon these audits, which were completed in 2001. Based upon our review of the audit findings, we do not expect to recognize material future government grant revenues. During fiscal 2002, we expect service and other revenues to remain approximately level with or slightly up from those in 2001.

Cost of Revenues

License.    Cost of license revenues increased from $407,000 in 1999, to $935,000 in 2000 and to $1.6 million in 2001. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our product. We began incurring royalty payment obligations in the first quarter of 1999 due to the licensing to our customers of a product that incorporated third-party technology. The increase of $528,000 from 1999 to 2000 and the increase of $672,000 from 2000 to 2001 were due to an increase in sales of our license products which incorporate third-party technology. Measured as a percentage of license sales, the cost of royalties for third-party products has remained in the range of 1% to 2% over the past three years. Cost of license revenues varies as it is dependent upon the third-party technology incorporated into our products and the buying patterns of our customers. We expect the cost of license revenues to continue to increase. However, as a percentage of license revenues, we do not expect any significant variation in the cost of license revenues from that of the past three years.

Service and other.    Cost of service and other revenues consists of salaries, facility costs, travel expenses and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues also includes costs associated with government grants which are exactly equal to the grant revenues recognized. Cost of service and other revenues was $7.3 million in 1999, $22.1 million in 2000 and $29.8 million in 2001. From 1999 to 2000, cost of service and other revenues increased $14.7 million due primarily to the hiring of service personnel and the increased use of outside consultants, as well as higher travel costs related to increasing number of implementations. From 2000 to 2001, cost of service and other revenues increased by $7.7 million. This increase resulted from hiring additional service personnel, including the addition of employees that resulted from the acquisition of XMLSolutions in 2001, as well as increased facility costs associated with additional personnel, partially offset by a decrease in the use of outside consultants, a decrease in external recruiting expenditures and a decrease in travel expenses. As a percentage of service and other revenues, these costs represented 75% in 1999, 68% in 2000 and 52% in 2001. These decreases were mainly due to increases in service and other revenues, which increased at a faster rate than the costs of services and other revenues. At anticipated revenue levels, we expect that cost of service and other expenses will decline slightly as a percentage of revenues in 2002.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses increased from $20.0 million in 1999, to $78.4 million in 2000 and to $96.5 million in 2001. The increase of $58.4 million from 1999 to 2000 resulted from hiring additional sales and marketing personnel, higher commission expense driven by the growth in revenues and higher advertising expenses when we launched our first advertising campaign in 2000. Sales and marketing expenses increased $18.2 million from 2000 to 2001. This increase was primarily the result of increases in salary costs from hiring additional sales and marketing personnel, increased facilities costs as we expanded our domestic and international field offices, and higher travel expenses associated with our expanded sales force, offset by a decrease in advertising expenses, a decrease in commission expense and a decrease in external recruiting expenditures. In 2002, we expect that sales and marketing expenses will be flat or slightly less than the prior year. As a percentage of revenues, sales and marketing expense decreased from 63% in 1999 to 58% in 2000. The decrease as a percentage of revenues was primarily due to higher revenues. As a percentage of revenues, sales and marketing expenses increased from 58% to 72% in 2001. The increase as a percentage of revenues was due to the fact that our sales and marketing structure has been established to support a higher revenue base than we actually experienced in fiscal year 2001.

Research and Development.    Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. Research and development expenses increased from $10.7 million in 1999, to $29.4 million in 2000 and to $41.0 million in 2001. The $18.7 million increase from 1999 to 2000 was primarily the result of higher salary expenses related to additional research and development personnel, higher facilities costs associated with the increase in personnel, and increased usage of third-party consultants to assist with research and development programs. The $11.5 million increase from 2000 to 2001 was primarily the result of higher salary expenses related to additional personnel, including the addition of XMLSolutions employees, and higher facilities costs associated with the increase in personnel, offset by a decrease in consulting expense and external recruiting expenditures. As a percentage of revenues, research and development expense was 34%, 22% and 30% for the years ended December 31, 1999, 2000, and 2001, respectively. The decrease from fiscal year 1999 to fiscal year 2000 was primarily due to an increase in revenues. The increase from 2000 to 2001 was mainly caused by an increase in expenses detailed above while revenues remained at the same level as 2000. In 2002, we anticipate that we will continue to devote substantial resources to research and development but these expenses will be flat or slightly less than the prior year.

General and Administrative.    General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. These expenses increased from $4.0 million in 1999 to $14.2 million in 2000 and to $20.2 million in 2001. The $10.2 million increase from 1999 to 2000 was attributable to increases in personnel expenses, recruiting fees associated with our headcount growth, outside professional service fees and the provisions for doubtful accounts in response to the broadening of our customer base and increasing accounts receivable balances. The $5.9 million increase from 2000 to 2001 was primarily attributable to increases in personnel expenses, outside professional services to support our expanding operations and a $2.0 million loss on disposal of a software asset which contributed to the increase in expenses in the fourth quarter of 2001. This increase in 2001 was partially offset by a decrease from the prior year in the provision for doubtful accounts. In 2000, we recorded $2.9 million for our provision for doubtful accounts. In 2001, we set aside an additional $1.7 million for the provision for doubtful accounts, less than in the previous year as our customer base had shifted towards companies with better credit ratings and liquidity. As a percentage of revenues, general and administrative expense decreased from 13% in 1999 to 11% in 2000. While expenses did increase in dollar amount by $10.2 million, the primary reason for the percentage of revenue decrease was due to an increase in revenues of $103.5 million from $31.5 million to $135.0 million As a percentage of revenues, general and administrative expense increased from 11% in 2000 to 15% in 2001. This increase was primarily attributable to the increase in salary costs and costs for outside professional services while revenues remained flat. In 2002, we expect that general and administrative expenses will be flat or slightly less than the prior year.

Amortization of Stock-based Compensation.    Amortization of stock-based compensation includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized over a five-year vesting period using the multiple option approach. We amortized employee stock-based compensation expense of $4.5 million in 1999, $3.4 million in 2000 and $1.8 million in 2001. We expect to record employee stock-based compensation expenses of approximately $1.0 million, $500,000, and $100,000 for the years ending December 31, 2002, 2003 and 2004, respectively. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. We recorded expenses of $46,000, $320,000 and $120,000 for the years ended December 31, 1999, 2000 and 2001, respectively, in connection with stock issued for services.

Amortization of Goodwill and Other Purchased Intangibles.    In 2001, amortization of goodwill and other purchased intangible assets associated with the acquisition of XMLSolutions Corporation resulted in a $2.1 million and $1.5 million charge to earnings, respectively. In accordance with Financial Accounting Standards 141 and 142 (see Note 1 to the consolidated financial statements), goodwill will no longer be amortized after December 31, 2001 but will be subject to a test of impairment at least annually. The purchased intangible assets will continue to be amortized over their estimated useful lives. There were no acquisitions in fiscal year 1999 or 2000.

Acquired In-Process Technology.    In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, we recognized an expense of $1.5 million in 2001 in conjunction with the completion of the acquisition of XMLSolutions Corporation for in-process technology relating to XMLSolutions’ Collaborative Enablement Program.

Other Income, net.    Other income, net increased from $1.3 million in 1999 to $13.0 million in 2000. The increase was due to increased interest income on the proceeds from our initial public offering in September of 1999 and our follow-on public offering in February of 2000. Interest and other income decreased from $13.0 million in 2000 to $8.4 million in 2001. The decrease was mainly due to lower interest rates on our short-term investments and lower interest-generating cash balances. Also in 2001, we wrote off $1.2 million from the value of our equity investments in two private companies, which was offset by a gain of $2.0 million realized from the sale of another equity investment in a private company.

Provision for Income Taxes

We recorded an income tax provision of $1.0 million and $584,000 for the years ended December 31, 2001 and 2000, respectively. The provisions relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenues. We have not recognized the benefits of deferred tax assets for any period, since inception, because the realization of such benefits cannot be reasonably assured. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

We did not record an income tax provision in 1999 as we had cumulative net operating losses in all tax jurisdictions.

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

As of December 31, 2001, we had $60.5 million in cash and cash equivalents, $96.7 million in short-term investments and $146.8 million in working capital with no outstanding long-term debt. As of December 31, 2000, we had $154.8 million in cash and cash equivalents, $69.3 million in short-term investments and $197.1 million in working capital with no outstanding long-term debt.

Net cash provided by operating activities was $1.6 million in 1999 and $20.9 million in 2000. Net cash used in operating activities was $61.0 million in 2001. Net cash provided by operating activities in 1999 was primarily attributed to an increase in deferred revenue and amortization of deferred stock-based compensation, which was offset almost entirely by an increase in net loss. Net cash provided by operating activities in 2000 was primarily attributed to a decrease in net loss and an increase in deferred revenue and accrued liabilities, partially offset by an increase in accounts receivable. Net cash used by operating activities in 2001 was primarily attributed to an increase in net loss and a decrease in deferred revenue.

The decline in our deferred revenue balance from $46.6 million to $27.3 million in 2001 was due to several factors. In 2000, many customers signed up as members of the Vitria Business Network, or VBN, our subscription based business initiative, which increased our deferred revenue balances during 2000. However, we did not receive any additional VBN members in 2001. Also in 2000, many customers prepaid for training, which also increased our deferred revenue balance. As the training courses were delivered and revenue recognized, our deferred revenue balances decreased. However, this pattern of prepaying for training classes did not recur in 2001 as many customers sought to conserve their cash in a tougher economic environment. Also in 2001, we recorded fewer deals for which the license revenue was initially deferred based on collectibility or other issues.

The decrease in license revenue from $102.3 million in 2000 to $77.5 million in 2001 also affected our deferred support balances. First year support, which is initially deferred and then recognized as revenue over the term of the contract, decreased as our license revenue decreased. Support renewals also declined from their 2000 levels as some of our customers’ businesses failed in 2001. In addition, in the fourth quarter of 2001, we did not record support renewals that were billed in advance of their term. Accordingly, these billings were also excluded from accounts receivable at December 31, 2001. All of these factors resulted in a decline in our deferred support revenue balances.

Net cash used in investing activities was $17.8 million in 1999, $93.8 million in 2000 and $38.4 million in 2001. In 1999, net cash used in investing activities included purchases of marketable debt securities of $13.3 million and purchases of fixed assets of $4.6 million. In 2000, net cash used in investing activities consisted of equity investments of $5.1 million made in several private companies, purchases of marketable debt securities of $220.4 million, proceeds from maturities of marketable debt securities totaling $145.6 million and $13.9 million for the purchase of fixed assets. In 2001, net cash used in investing activities consisted of purchases of marketable debt securities of $397.1 million, proceeds from maturities of marketable debt securities totaling $370.2 million, $8.9 million of acquisition related expenses, $6.7 million for purchases of fixed assets and proceeds of $4.0 million from sales of equity investments.

Net cash generated from financing activities was $55.6 million in 1999, $175.6 million in 2000 and $5.3 million in 2001. Net cash generated from financing activities consists primarily of net proceeds from the issuance of convertible preferred and common stock.

Contractual Obligations and Commitments

At December 31, 2001, we had contractual obligations and commercial commitments in the form of operating lease commitments of $39.0 million. We had no other contractual cash obligations.

	Year ending December 31,					2007 and thereafter	Total minimum lease payment
	2002	2003	2004	2005	2006
Operating Leases	$7,700	$8,153	$6,727	$6,470	$4,633	$5,343	$39,026

XMLSolutions Corporation Acquisition

On April 11, 2001, we completed the acquisition of XMLSolutions Corporation, a Virginia corporation. The total purchase price was approximately $17.0 million, of which approximately $7.0 million was paid to preferred shareholders, approximately $2.1 million was related to transaction costs and expenses, and approximately $7.9 million was related to the assumption of XMLSolutions’ liabilities.

Off-Balance Sheet Arrangements

At December 31, 2001 and 2000, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Estimated future uses of cash in 2002 are primarily to fund operations and to a lesser extent to fund capital expenditures. In 2002, we expect to fund these uses from available cash balances, cash generated from operations and interest on available cash balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors of the marketplace in which we operate.

In the past, we have invested significantly in our operations. For the next year, we expect that operating expenses will decline slightly as a percentage of planned revenue, but will be approximately flat in absolute dollars. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in the next year to be at approximately the same level of spending as in fiscal year 2001. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest selectively in sales, marketing and research and development and expect to incur operating losses through the third quarter of 2002. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

•	size and timing of customer orders and product and service delivery;

•	level of demand for our professional services;

•	changes in the mix of our products and services;

•	ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	costs of maintaining and expanding our operations;

•	introduction of new products;

•	timing of our development and release of new and enhanced products;

•	costs and timing of hiring qualified personnel;

•	success in maintaining and enhancing existing relationships and developing new relationships with system integrators;

•	technological changes in our markets, including changes in standards for computer and networking software and hardware;

•	deferrals of customer orders in anticipation of product enhancements or new products;

•
delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery, or because of changes in the timing of when delivery of products or services is completed;

•	customer budget cycles and changes in these budget cycles;

•	external economic conditions;

•	availability of customer funds for software purchases given external economic factors;

•	costs related to acquisition of technologies or businesses;

•	ability to successfully integrate acquisitions;

•	changes in strategy and capability of our competitors and

•	liquidity and timeliness of payments from international customers.

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” or “SFAS 133,” which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by Vitria on January 1, 2001 and did not have a material impact on our results of operations, financial position or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, or “SFAS 141”, Business Combinations and No. 142, or “SFAS 142”, Goodwill and Other

Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be subject to impairment tests in accordance with SFAS 141 and SFAS 142 at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 141 or SFAS 142 to have a material impact on our results of operations, financial position or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or “SFAS 144”, which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment of disposal of long-lived assets to be disposed of by sale. We do not expect the adoption of SFAS 144 to have a material impact on our results of operations, financial position or cash flows.

In November 2001, the staff of the Financial Accounting Standards Board issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” or the “Announcement”. The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We will adopt the Announcement beginning in 2002. We have netted reimbursements received for out of pocket expenses against the related expenses in the consolidated statements of operations presented in this annual report. The Announcement will have no impact on gross margin or net income but will increase services revenue and cost of services revenue.

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

We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on December 31, 2001 or December 31, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

Business Risks

In addition to the risks discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the business risks set forth below.

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $79.2 million as of December 31, 2001. We intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

Our operating results fluctuate significantly and an unanticipated decline in revenue may disappoint securities analysts or investors and result in a decline in our stock price.

Although we have had significant growth in the past, we may not be able to grow our revenues or match prior growth rates and prospective investors should not use past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. Period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance.

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

System integrators install and deploy our products and those of our competitors, and perform custom integration of systems and applications. Some system integrators engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our product than we would otherwise have to, and our efforts may not be as effective as those of the system integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms for recommendations of our product during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these system integrators and, as a result, these system integrators may recommend competitors’ products and services. In addition, a number of our competitors have relationships with a greater number of these system integrators and, therefore, have access to a broader base of enterprise customers. Our failure to establish or maintain these relationships would significantly harm our ability to license and successfully implement our software product. In addition, we rely on the industry expertise and reach of these firms. Therefore, this failure would also harm our ability to develop industry-specific products. We are currently investing, and plan to continue to invest, significant resources to develop and maintain these relationships. Our operating results could be adversely affected if these efforts do not generate license and service revenues necessary to offset this investment.

We may suffer product deployment delays, a lower quality of customer service and increased expenses if sufficient system integrator implementation teams are not available.

System integrators help our customers install and deploy our product. These system integrators are not contractually required to implement our product, and competition for these resources may preclude us from obtaining sufficient resources to provide the necessary implementation services to support our needs. If the number of installations of our product exceeds our access to the resources provided by these system integrators, we will be required to provide these services internally, which would significantly limit our ability to meet our customers’ implementation needs and increase our expenses. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

Because a small number of customers have in the past accounted for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

Sales to our ten largest customers accounted for 31% of total revenues in the fiscal year ended December 31, 2001. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

Beginning in the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall contraction in the U.S. economy negatively impacted our revenues in 2001 and may continue to negatively impact our revenues for the foreseeable future.

Failure of our current or potential small to mid-sized customers to receive necessary funding could harm our business.

Some of our customers include small to mid-sized companies. Most privately and publicly held small to mid-sized companies require outside cash sources to continue operations. To the extent additional funding is less available for small to mid-sized companies as a result of a stock market decline, a downturn in the U.S. economy or other factors, demand for our products may decline significantly, thereby reducing our sales. On sales we do generate from small to mid-sized companies, we may need to defer recognizing revenue until payment is received.

The downturn in the U.S. economy may cause a further decline in capital allocations, thus reducing our revenue and affecting our accounts receivable.

The downturn in the U.S. economy may cause a further decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. In addition, if our customers seek protection from creditors through formal bankruptcy filings, we may experience an increase in delinquent accounts receivable.

Our markets are highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current competitors include:

B2Bi and EAI Vendors.    We face direct and indirect competition from vendors offering Business-to-Business Integration, or “B2Bi”, and Enterprise Application Integration, or “EAI”, as well as other aspects of our products. Some of these vendors include IBM, IONA, Mercator Software, Peregrine Systems, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. In the future, some of these companies may expand their products to enhance existing, or to provide, process automation and real-time analysis functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

Internal IT Departments.    “In-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace.

Other Software Vendors.    We may in the future also encounter competition from major enterprise software developers including Oracle, PeopleSoft, and SAP AG. In addition, Microsoft has announced its intention to introduce products that could compete with some aspects of our product. Other companies that target the enterprise software market may also try to expand into the integration market.

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

Our product is often used by our customers to deploy mission-critical solutions used throughout their organization. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. Many customers will be addressing these issues for the first time. As a result, we or other parties, including system integrators, must educate potential customers on the use and benefits of our product and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within the customer’s organization. Because of these issues, our sales cycle has ranged from two to nine months and is difficult to predict for any particular license transaction. In addition, the downturn in the U.S. economy has caused some customers to increase budgetary controls or require additional management approvals within the customers’ organization prior to committing to significant capital purchases, either of which could result in an increased sales cycle.

The cost and difficulty in implementing our product could significantly harm our reputation with customers, diminishing our ability to license additional products to our customers.

Our products are often purchased as part of large projects undertaken by our customers. These projects are complex, time consuming and expensive. Failure by customers to successfully deploy our products, or the failure by us or third-party consultants to ensure customer satisfaction, could damage our reputation with existing and future customers and reduce future revenues. In many cases, our customers must interact with, modify, or replace significant elements of their existing computer systems. The costs of our products and services represent only a portion of the related hardware, software, development, training and consulting costs. The significant involvement of third parties, including system integrators, reduces the control we have over the implementation of our products and the quality of customer service provided to organizations which license our software.

If we are not successful in continuing to develop industry specific solutions based on our products, our ability to increase future revenues could be harmed.

We have developed and intend to continue to develop solutions based on BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including telecommunications, manufacturing, financial services, energy, insurance and healthcare industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. If we are not successful in developing these targeted solutions or these solutions do not achieve market acceptance, our ability to increase future revenues could be harmed.

If our new VCA products are not commercially successful, our revenues may decline.

The market for our family of VCA products may not develop as quickly or broadly as we anticipate. Our future prospects could be harmed and our revenues could decline if our family of VCA products do not achieve market acceptance and commercial success.

If we are not successful in selling products in specific industries, our ability to increase future revenues may be harmed.

We have developed and intend to continue to develop products for specific industries, including telecommunications, healthcare, insurance, manufacturing, financial services and energy. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. We may be unable to meet the needs of specific industries or adapt our products to the changing needs of specific industries. If our products are not accepted in specific industries, our ability to increase future revenues could be harmed.

Our operating results are substantially dependent on license revenues from essentially one product and our business could be materially harmed by factors that adversely affect the pricing and demand for our product.

Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our BusinessWare product and for applications for that product. Accordingly, our future operating results will depend on the demand for BusinessWare by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

If our products do not operate with the many hardware and software platforms used by our customers, our business may fail.

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If our products fail to gain broad market acceptance, due to their inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

•	our ability to integrate our product with multiple platforms and existing, or legacy, systems and to modify our products as new versions of packaged applications are introduced;

•	the portability of our products, particularly the number of operating systems and databases that our products can source or target;

•	our ability to anticipate and support new standards, especially Internet standards;

•	the integration of additional software modules under development with our existing products; and

•	our management of software being developed by third parties for our customers or use with our products.

If we fail to introduce new versions and releases of our products in a timely manner, our revenues may decline.

We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of our BusinessWare products. To date, these delays have not had a material impact on our revenues. If new releases or products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and cause customer dissatisfaction. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

Our products rely on third-party programming tools and applications. If we lose access to these tools and applications, or are unable to modify our products in response to changes in these tools and applications, our revenues could decline.

Our programs utilize Java programming technology provided by Sun Microsystems. We also depend upon access to the interfaces, known as “APIs,” used for communication between external software products and packaged application software. Our access to APIs of third-party applications are controlled by the providers of these applications. If the application provider denies or delays our access to APIs, our business may be harmed. Some application providers may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their APIs. We also license technology related to the connectivity of our product to third-party database and other applications and we incorporate some third-party technology into our product offerings. Loss of the ability to use this technology, delays in upgrades, failure of these third parties to support these technologies, or other difficulties with our third-party technology partners could lead to delays in product shipment and could cause our revenues to decline.

We could suffer losses and negative publicity if new versions and releases of our products contain errors or defects.

Our products and their interactions with customers’ software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction which has resulted in additional research and development expenses. To date, these additional expenses have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

If we fail to develop our management system and infrastructure to support our growth, our ability to market and sell our products and develop new products may be harmed.

We must plan and manage our growth effectively in order to offer our products and services and achieve revenue growth and profitability in a rapidly evolving market. For us to effectively manage our growth, we must continue to do the following:

•	install new management and information control systems; and

•	expand, train and motivate our workforce.

In particular, we continue to add new software systems to complement and enhance our existing accounting, human resource and sales and marketing software systems. If we fail to install these software systems in an efficient and timely manner, or if the new systems fail to adequately support our level of operations, then we could incur substantial additional expenses to remedy these failures.

If we do not keep pace with technological change, our products may be rendered obsolete and our operating results may suffer.

Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products will be rendered obsolete if we fail to introduce new products or product enhancements that meet new customer demands, support new standards or integrate with new or upgraded versions of packaged applications. We have also found that the technological life cycle of our product is difficult to estimate. We believe that we must continue to enhance our current products while we concurrently develop and introduce new products that anticipate emerging technology standards and keep pace with competitive and technological developments. Failure to do so will harm our ability to compete. As a result, we are required to continue to make substantial product development investments.

If we fail to attract and retain qualified personnel, our ability to compete will be harmed.

We depend on the continued service of our key technical, sales and senior management personnel. None of these persons are bound by an employment agreement. The loss of senior management or other key research, development, sales and marketing personnel could have a material adverse effect on our future operating results. In particular, Dr. JoMei Chang, our President and Chief Executive Officer, and Dr. M. Dale Skeen, our Chief Technology Officer, would be difficult to replace.

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

We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products from our competitor’s products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

If our source code is released to our customers, our ability to protect our proprietary rights could be jeopardized and our revenues could decline.

Some of our license agreements require us to place the source code for our products in escrow. These agreements generally provide these customers with a limited, non-exclusive license to use this code if:

•	we fail to provide the product or maintenance and support;

•	we cease to do business without a successor; or

•	there is a bankruptcy proceeding by or against Vitria.

Our revenues could decline and our business could be seriously harmed if customers were granted this access.

Our products could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights.

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

We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Brazil, Taiwan, Korea, Singapore, Canada, Australia, Switzerland, Spain, and Sweden and intend to establish additional international offices. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	acquire technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenues and could seriously harm our business.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action stockholder complaint. This litigation could result in substantial costs and divert management’s attention and resources, and could harm our business. See Item 3 “Legal Proceedings” for more information regarding this litigation.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified Board of Directors requiring that not all members of the Board of Directors may be elected at one time;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings

In addition, Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may discourage, delay or prevent a change in control of Vitria.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14. The chart entitled “Financial Information by Quarter (Unaudited)” contained in Item 7 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2000, we filed a Current Report on Form 8-K disclosing that PricewaterhouseCoopers LLP was dismissed as our independent accountants and replaced by Ernst & Young LLP. This decision to dismiss PricewaterhouseCoopers LLP was approved by our Board of Directors upon recommendation by our Audit Committee. The reports of PricewaterhouseCoopers LLP on our financial statements and schedule as of December 31, 1999 and for the year then ended, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 17, 2002 in the section entitled “Proposal 1-Election of Directors” and is incorporated into this report. Information concerning our Executive Officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 17, 2002, under the caption “Executive Compensation”, and is incorporated by reference into this report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will becontained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 17, 2002, under the caption “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated by reference into this report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 17, 2002, under the caption “Certain Transactions”, and is incorporated by reference into this report.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page
1.	Consolidated Financial Statements and Reports of Independent Auditors	39

2.	Notes to Consolidated Financial Statements	46

3.	Consolidated Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts	67

	All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

4.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(a)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

VITRIA TECHNOLOGY, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vitria Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Vitria Technology, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) of this Annual Report for the year ended December 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitria Technology, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vitria Technology, Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the result of Vitria Technology, Inc.’s (the Company) operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 21, 2000

VITRIA TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$60,479	$154,826
Short-term investments	96,734	69,312
Accounts receivable, net	37,215	36,889
Other current assets	7,335	9,138

Total current assets	201,763	270,165
Restricted investments	18,325	18,757
Property and equipment, net	14,000	15,164
Intangible assets, net	3,779	—
Goodwill, net	6,220	—
Other assets	1,424	6,106

Total assets	$245,511	$310,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,569	$1,396
Accrued liabilities	24,122	25,040
Deferred revenue	27,309	46,611

Total current liabilities	55,000	73,047
Commitments and contingencies (Note 7)

Stockholders’ Equity:
Convertible preferred stock: issuable in series $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 600,000 shares authorized; 130,249 and 128,224 shares issued and outstanding at December 31, 2001 and 2000, respectively	130	128
Additional paid-in capital	271,596	266,591
Unearned stock-based compensation	(1,547)	(3,603)
Notes receivable from stockholders	(193)	(291)
Accumulated other comprehensive loss	(241)	(68)
Accumulated deficit	(79,234)	(25,612)

Total stockholders’ equity	190,511	237,145

Total liabilities and stockholders’ equity	$245,511	$310,192

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
License	$77,518	$102,287	$21,790
Service and other	57,466	32,442	9,751

Total revenues	134,984	134,729	31,541

Cost of revenues:
License	1,607	935	407
Service and other	29,759	22,051	7,315

Total cost of revenues	31,366	22,986	7,722

Gross profit	103,618	111,743	23,819
Operating expenses:
Sales and marketing	96,535	78,361	20,009
Research and development	40,978	29,441	10,736
General and administrative	20,168	14,230	3,991
Amortization of stock-based compensation	1,820	3,420	4,525
Amortization of goodwill	2,083	—	—
Amortization of intangible assets	1,525	—	—
Acquired in-process technology	1,500	—	—

Total operating expenses	164,609	125,452	39,261

Loss from operations	(60,991)	(13,709)	(15,442)
Interest income	9,221	13,165	1,218
Other (expenses) income, net	(806)	(150)	118

Net loss before income taxes	(52,576)	(694)	(14,106)
Provision for income taxes	1,046	584	—

Net loss	(53,622)	(1,278)	(14,106)
Deemed preferred stock dividend	—	—	(1,908)

Net loss available to common stockholders	$(53,622)	$(1,278)	$(16,014)

Basic and diluted net loss available to common stockholders per share	$(0.42)	$(0.01)	$(0.21)

Weighted average shares used in calculating basic and diluted net loss available to common stockholders per share	126,851	122,365	75,748

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	10,445	$11	61,072	$61	$29,058	$(5,511)	$—	$—	$(10,228)	$13,391
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(14,106)	(14,106)
Other comprehensive loss— Foreign currency translation	—	—	—	—	—	—	—	(3)	—	(3)
Unrealized (loss) on marketable debt securities	—	—	—	—	—	—	—	(51)	—	(51)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(14,160)
Issuance of Series C convertible preferred stock, net	107	—	—	—	420	—	—	—	—	420
Issuance of Series D convertible preferred stock, net	1,004	1	—	—	4,513	—	—	—	—	4,514
Conversion of preferred stock to common stock	(11,556)	(12)	46,224	47	(35)	—	—	—	—	—
Allocation of discount on preferred stock	—	—	—	—	1,908	—	—	—	—	1,908
Deemed preferred stock dividend	—	—	—	—	(1,908)	—	—	—	—	(1,908)
Issuance of common stock, net	—	—	15,940	16	50,744	—	—	—	—	50,760
Unearned stock-based compensation, net	—	—	—	—	6,237	(6,237)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	4,525	—	—	—	4,525
Issuance of notes receivable from stockholders	—	—	266	—	291	—	(291)	—	—	—

Balance at December 31, 1999	—	—	123,502	124	91,228	(7,223)	(291)	(54)	(24,334)	59,450
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,278)	(1,278)
Other comprehensive loss— Foreign currency translation	—	—	—	—	—	—	—	(72)	—	(72)
Unrealized gain on marketable debt securities	—	—	—	—	—	—	—	58	—	58

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,292)
Issuance of common stock, net	—	—	4,722	4	175,563	—	—	—	—	175,567
Amortization of stock-based compensation	—	—	—	—	(200)	3,620	—	—	—	3,420

Balance at December 31, 2000	—	—	128,224	128	266,591	(3,603)	(291)	(68)	(25,612)	237,145
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(53,622)	(53,622)
Other comprehensive loss— Foreign currency translation	—	—	—	—	—	—	—	(288)	—	(288)
Unrealized gain on marketable debt securities	—	—	—	—	—	—	—	115	—	115

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(53,795)
Issuance of common stock, net	—	—	2,025	2	5,241	—	—	—	—	5,243
Amortization of stock-based compensation	—	—	—	—	(236)	2,056	—	—	—	1,820
Repayment of notes receivable from stockholders	—	—	—	—	—	—	98	—	—	98

Balance at December 31, 2001	—	$—	130,249	$130	$271,596	$(1,547)	$(193)	$(241)	$(79,234)	$190,511

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(53,622)	$(1,278)	$(14,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of goodwill and intangibles	3,608	—	—
Acquired in-process technology	1,500	—	—
Loss on write-down of equity investments	2,636	—	—
Gain on sale of equity investments	(2,000)	—	—
Loss (gain) on disposal of fixed assets	2,070	—	(114)
Depreciation	6,486	3,210	1,138
Amortization of deferred stock-based compensation	1,820	3,420	4,571
Provision for doubtful accounts	1,165	2,922	246
Changes in assets and liabilities:
Accounts receivable	(720)	(28,368)	(5,716)
Other current assets	1,925	(4,749)	(4,209)
Other assets	46	(246)	(673)
Accounts payable	314	995	(356)
Accrued liabilities	(6,237)	14,024	8,038
Deferred revenue	(19,970)	30,984	12,753

Net cash (used in) provided by operating activities	(60,979)	20,914	1,572

Investing activities:
Acquisition of XMLSolutions, net of cash acquired	(8,869)	—	—
Purchases of property and equipment	(6,677)	(13,922)	(4,623)
Sales of property and equipment	—	—	114
Purchases of investments	(397,072)	(220,393)	(13,282)
Proceeds from maturities of investments	370,198	145,614	—
Sales (purchases) of equity investments	4,000	(5,100)	—

Net cash used in investing activities	(38,420)	(93,801)	(17,791)

Financing activities:
Collection of notes receivable	98	—	—
Issuance of convertible preferred stock, net	—	—	4,934
Issuance of common stock, net	5,243	175,567	50,714

Net cash provided by financing activities	5,341	175,567	55,648

Effect of exchange rate changes on cash and cash equivalents	(289)	(72)	(3)
Net increase in cash and cash equivalents	(94,347)	102,608	39,426
Cash and cash equivalents at beginning of year	154,826	52,218	12,792

Cash and cash equivalents at end of year	$60,479	$154,826	$52,218

Supplemental non-cash information:
Issuance of common stock for notes receivable	$—	$—	$291

Income taxes paid	$638	$35	$—

Interest paid	$9	$23	$—

Deemed preferred stock dividend	$—	$—	$1,908

Non-cash disclosures related to the acquisition of XMLSolutions:
Tangible assets acquired	$1,608
Acquired in-process technology	$1,500
Goodwill and other intangible assets acquired	$13,607
Liabilities assumed	$(7,846)

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

Note 1—The Company and Summary of Significant Accounting Policies:

The Company

Vitria Technology, Inc. (the “Company”), develops, markets and supports a family of software products, BusinessWare, and its applications, which enable customers to deploy sophisticated ebusiness solutions across the extended enterprise. The Company was incorporated in California in October 1994. The Company reincorporated in Delaware in September 1999.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Foreign currency

The functional currency of the Company’s subsidiaries are their local currencies. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are included as a component of accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented.

Cash, cash equivalents, short-term investments and restricted investments

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents and investments with original maturities greater than three months to be short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in other comprehensive loss. Fair values are based upon quoted prices in an active market, or if that information is not available, on quoted market prices of instruments of similar characteristics. All of the Company’s short-term available-for-sale securities have a contractual maturity of one year or less. Realized gains and losses and declines in value judged to be other than temporary are included in other expense.

Certain of the Company’s investments are restricted from use in operations for the purpose of securing standby letters of credit issued in conjunction with certain leased facilities with varying expiration dates, through June 2013. These investments consist of commercial paper and certificates of deposit. These investments are shown as restricted investments on our accompanying balance sheet.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives of three years are used for computer equipment, software licenses and furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives, whichever is shorter.

Goodwill and intangible assets

The cost of business acquisitions are first allocated to tangible and intangible assets assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Goodwill and intangible assets are amortized on a straight-line basis over an estimated useful life of 3 years under the current accounting guidance at December 31, 2001. At December 31, 2001, the accumulated amortization of goodwill and intangible assets were $2.1 million and $1.5 million, respectively. As of January 1, 2002, the amortization of any remaining book value of goodwill will cease and the new impairment-only model will apply. (See Recent accounting pronouncements.)

Long-lived assets

The Company periodically assesses the impairment of long-lived assets, including acquired intangible assets and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, or SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company’s over all business. If indicators of impairment exist, determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. If the aggregate undiscounted cash flows are less than the carrying amount of the asset(s), the resulting impairment charge to be recorded is calculated based on the fair value of such assets. No impairment charges have been recorded through December 31, 2001. Effective January 1, 2002, impairment of goodwill and impairment of other long-lived assets will be assessed according to new accounting guidelines as described below (see Recent Accounting Pronouncements).

Revenue recognition

The Company derives revenues from software licenses to end users for its BusinessWare products and related services, which include maintenance and support, consulting and training services. The Company follows Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. In accordance with the provisions of SOP 97-2 as amended, the Company records revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the license agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. The Company treats all arrangements with payment terms longer than normal as not fixed or determinable. The Company’s normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers. Revenue is deferred for those agreements which exceed normal payment terms. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily systems integrators) is not recognized until evidence of sell through arrangement to an end user has been received.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Marketing assistance fees are commissions which are paid to third party partners who have contributed to the successful completion of a license transaction in accordance with a written agreement and specific project authorization executed with Vitria. Such fees are recorded as a reduction of the related license revenue.

Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires the Company to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” The Company recognizes revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses.

Revenues from maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are deferred and recognized when the services are performed and collectibility is deemed probable.

A portion of the Company’s revenues has been derived from government grants. Government grant revenues are recognized as research is performed and allowable costs are incurred. Revenues from government grants were $128,000 and $1.2 million for the years December 31, 2000 and 1999, respectively. The Company recognized no government grant revenue in the year ended December 31, 2001. The Company has established deferred government grant revenue reserves of $1.1 million. Future revenue recognition for this deferred government grant revenue is dependent upon confirmation by the government of the results of several audits. The Company has not yet received the final acceptance from the government based upon these audits, which were completed in 2001. Based upon a review of the audit findings, the Company does not expect to recognize material future government grant revenues.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.

Advertising costs

Advertising costs are expensed as incurred and totaled approximately $353,000, $6.3 million and $21,000 for the years ended December 31, 2001, 2000 and 1999.

Research and development

Research and development expenses include costs incurred by the Company to develop and enhance the Company’s software. Research and development costs are charged to expense as incurred.

Software development costs for external use

Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Material software development costs incurred subsequent to the time a product’s technological feasibility has been established, using the working model approach, through the time the product is available for general release to customers, are capitalized. Amortization of capitalized software development costs begins when the product is available for general release to customers, and is computed as the greater of (1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (2) the straight-line method over the estimated economic life of the product. To date, development costs qualifying for capitalization have been insignificant and therefore have been expensed as incurred.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Software development costs for internal use

Effective January 1, 1999, the Company adopted Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Historically, internal use software costs were insignificant. During fiscal 2000, the Company began capitalizing certain external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. As of December 31, 2001, we had accumulated $1.9 million in development costs for internal use software which had not yet been placed into service. These costs will be amortized over their estimated useful lives (generally three years), beginning when the computer software is ready for its intended use.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) as amended by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” issued by the Financial Accounting Standards Board, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25 and related interpretations, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin No. 98, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Basic earnings per share does not include shares subject to the Company’s right of repurchase, which lapses ratably over the related vesting term. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to the Company’s right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss.	$(53,622)	$(1,278)	$(14,106)
Deemed preferred stock dividend	—	—	(1,908)

Net loss available to common stockholders	$(53,622)	$(1,278)	$(16,014)

Denominator:
Weighted average shares of common stock	129,301	127,193	85,328
Less weighted shares subject to repurchase.	(2,450)	(4,828)	(9,580)

Denominator for basic and diluted calculation.	126,851	122,365	75,748

Net loss per share available to common stockholders:
Basic and diluted	$(0.42)	$(0.01)	$(0.21)

The deemed preferred stock dividend reflects the beneficial conversion price of convertible preferred stock issued in 1999 prior to the Company’s initial public offering in September 1999.

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended December 31,
	2001	2000	1999
Weighted average effect of anti-dilutive securities:
Preferred stock.	—	—	26,760
Employee stock options (using the treasury stock method)	5,644	11,965	9,562
Common stock subject to repurchase agreements.	2,450	4,828	9,580

Total	8,094	16,793	45,902

Comprehensive loss

Comprehensive loss is comprised of the net loss and other comprehensive earnings such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net loss	$(53,622)	$(1,278)	$(14,106)
Other comprehensive loss
Foreign currency translation adjustment	(288)	(72)	(3)
Unrealized gain (loss) on securities	115	58	(51)

Comprehensive loss	$(53,795)	$(1,292)	$(14,160)

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended December 31,
	2001	2000
Foreign currency translation adjustment	$(363)	$(75)
Unrealized gain on marketable debt securities	122	7

Total accumulated other comprehensive loss	$(241)	$(68)

Segment information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During each of the three years ended December 31, 2001 the Company’s management considers its business activities to be focused on the license of its products and related services to end-user customers. Since management’s primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Vitria sells its products primarily to the telecommunications, manufacturing, financial services, energy, insurance and healthcare markets in the United States and in foreign countries through its direct sales personnel and its alliance partners. The Company’s customers have primarily been located in the United States. The Company recognized approximately 33% of its revenue from customers located outside the United States for the year ended December 31, 2001.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term investments and accounts receivable. All of the Company’s cash equivalents and short-term investments at December 31, 2001 and 2000, were deposited in money market accounts with financial institutions which management believes are of high credit quality or in commercial paper, auction paper and bonds. The Company’s deposits with its financial institutions may at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

The Company performs ongoing credit evaluations of its customer’s financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

The Company derives its revenue primarily from one product, Businessware, and applications for that product.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Year Ended December 31,
	2001	2000	1999
Sprint	—%	—%	11%

The following table summarizes receivables from customers in excess of 10% of total accounts receivable:

	December 31,
	2001	2000
AT&T Corporation	15%	—%
Bell Canada	13%	—%

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

At December 31, 2001, companies in telecommunication industry comprised approximately 19.1 million, or 51% of our accounts receivable balance.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” or “SFAS 133,” which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, was adopted by the Company on January 1, 2001 and did not have a material impact on our results of operations, financial position or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “or SFAS 141”, Business Combinations and No. 142, or “SFAS142”, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with the Statements at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 142 to have a material impact on the results of operations, financial position or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or “FAS 144”, which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment of disposal of long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS 144 to have a material impact on the results of operations, financial position or cash flows.

In November 2001, the staff of the Financial Accounting Standards Board issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company will adopt the Announcement beginning in 2002. The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement will have no impact on gross profit or net income but will increase services revenue and cost of services revenue.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Note 2—Balance Sheet Components (in thousands):

	December 31,
	2001	2000
Accounts receivable	$40,735	$40,390
Less: Allowance for doubtful accounts	(3,520)	(3,501)

	$37,215	$36,889

Property and equipment, net
Computer equipment	$11,186	$8,209
Software licenses	4,319	1,653
Furniture and fixtures	3,030	2,501
Leasehold improvements	5,941	7,108

	24,476	19,471
Less: Accumulated depreciation and amortization	(10,476)	(4,307)

	$14,000	$15,164

Accrued liabilities:
Payroll and related expense	$13,232	$14,882
Other	10,890	10,158

	$24,122	$25,040

At December 31, 2001, the Company’s gross accounts receivable balance was $40.7 million. Of this balance, 17% or $7.0 million represents revenue that has not yet been recognized and is included in the deferred revenue balance. At December 31, 2000, the Company’s gross accounts receivable balance was $40.4 million. Of this balance, 31% or $12.7 million represents revenue that has not yet been recognized and is included in the deferred revenue balance.

At December 31, 2001, the Company’s deferred revenue balance was $27.3 million. Of this balance, 5%, or $1.4 million has been deferred due to customer credit issues. At December 31, 2000, the Company’s deferred revenue balance was $46.6 million. Of this balance, 9%, or $4.3 million has been deferred due to customer credit issues. In accordance with the provisions of SOP 97-2, the Company records revenue from software licenses when the following criteria have been met: a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. In those cases where all other elements for revenue recognition have been met except customer credit criteria, the Company defers recognizing revenue until the customer pays or other evidence of probability of collection is obtained.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Note 3—Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	Year Ended December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$13,041	$—	$—	$13,041
Money market funds	41,981	—	—	41,981
Certificate of deposit	156	—	—	156
Government bonds	45,690	111	(9)	45,792
Municipal bonds	6,474	6	—	6,480
Commercial paper	48,055	10	(3)	48,062
Auction paper paper	20,026	—	—	20,026

	$175,423	$127	$(12)	$175,538

Cash and cash equivalent	$60,479	$—	$—	$60,479
Short-term investments	96,616	127	(9)	96,734
Restricted investments	18,328	—	(3)	18,325

	$175,423	$127	$(12)	$175,538

	Year Ended December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$19,539	$—	$—	$19,539
Money market funds	90,968	—	—	90,968
Certificate of deposit	358	—	—	358
Commercial paper	116,972	58	—	117,030
Auction paper	15,000	—	—	15,000

	$242,837	$58	$—	$242,895

Cash and cash equivalent	$154,826	$—	$—	$154,826
Short-term investments	69,254	58	—	69,312
Restricted investments	18,757	—	—	18,757

	$242,837	$58	$—	$242,895

Note 4—Equity Investments

The Company held approximately $464,000 and $5.1 million of common stock of various private companies at December 31, 2001 and 2000, respectively. These investments are classified as long-term investments and included in other assets in the balance sheet, and are accounted for using the cost method as the Company has an ownership interest of less than twenty percent and does not have the ability to exercise significant influence. These investments are reviewed each reporting period for impairment and, if appropriate, written down to their estimated fair value.

For the year ended December 31, 2001, we sold all of the common stock of a private company and recognized a gain of $2.0 million. We also recognized an other-than-temporary decline in value of $2.6 million in two other equity investments. No gain or loss was recognized in 2000 or 1999.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Note 5 —Derivative Financial Instruments

Vitria adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001, and its adoption has not had a material effect on our financial statements. SFAS 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether a derivative instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain foreign currency denominated receivables, primarily resulting from sales outside the United States, we enter into foreign currency forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized in current earnings. The effectiveness test for these contracts is determined by using the forward-to-forward rate comparison for currency forward contracts, which makes same-currency hedges perfectly effective. For the year ended December 31, 2001, gains and losses on the portions of these forward contracts that were excluded from the assessment of hedge effectiveness, as well as the ineffective portion of these hedging instruments, were not material. At December 31, 2001, the Company had no outstanding derivative instruments. The Company did not engage in any hedging activities in fiscal year 2000 or 1999.

Note 6—Acquisition

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

The total consideration to acquire XMLSolutions is as follows (in thousands):

Cash paid to shareholders	$7,000
Cash advanced to fund expenses	1,271
Transaction costs and expenses	839

$9,110

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

The purchase price allocation is as follows (in thousands):

		Useful Life in Years	Annual amortization of intangibles
	Amount
Tangible assets acquired	$1,849
Liabilities assumed (including XMLSolutions transaction costs and other liabilities resulting from the acquisition)	(7,846)
Intangible assets acquired
Developed technology	2,500	3	$833
In-process technology	1,500	N/A	N/A
Trademarks	800	3	267
Assembled workforce	2,000	2	1,000
Goodwill	8,307	3	2,769

	$9,110		$4,869

An independent valuation specialist performed an allocation of the total purchase price of XMLSolutions to its individual assets. The purchase price was allocated to XMLSolutions’ tangible assets and specific intangible assets such as developed technology, in-process technology, trademarks and assembled workforce.

In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, Vitria recognized an expense of $1.5 million during the quarter ending June 30, 2001 in conjunction with this acquisition.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated useful life of 3 years under the current accounting guidelines at December 31, 2001. As of January 1, 2002, the amortization of any remaining book value of goodwill will cease and the new impairment-only model will apply.

If the acquisition had occurred as of January 1, 2000, Vitria’s unaudited pro forma information for the years ended December 31, 2001 and December 31, 2000 would have been as follows (in thousands, except per share amounts):

	Pro forma Year ended, December 31, 2001	Pro forma Year ended, December 31, 2000
	(unaudited)	(unaudited)
Net revenue	$136,417	$137,492

Net loss	$(63,099)	$(11,538)

Basic and diluted net loss per share	$(0.50)	$(0.09)

The unaudited pro forma combined results for the year ended December 31, 2001 exclude the effect of the write-off of acquired in-process technology cost of $1.5 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Note 7—Commitments and Contingencies:

The Company has no other contractual cash obligations except for the following operating lease commitments.

Operating Leases

The Company leases office space and certain equipment under non-cancelable operating leases through 2013. Some of them have options to renew at varying terms. Some of the leases require payment of property taxes, insurance, maintenance and utilities.

The terms of the headquarters office leases in California provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Total rent expense under operating lease agreements was $9.1 million, $6.7 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In December 2000, the Company entered into agreements to sublease one of its leased buildings. The subleases commenced in January 2001 and expire in March 2002 and June 2002. Aggregate sublease income received in fiscal year 2001 was $4.0 million, and aggregate future minimum sublease income to be received in fiscal year 2002 is $1.7 million.

At December 31, 2001, the Company had $15.1 million in outstanding letters of credit which were issued in conjunction with certain leased facilities. The leased facilities have varying expiration dates through June 2013.

Future net minimum lease payments, reduced by minimum sublease income, under non-cancelable operating leases at December 31, 2001, are as follows (in thousands):

	Year ending December 31,						Total minimum lease payment
	2002	2003	2004	2005	2006	2007 and thereafter
Operating Leases	$7,700	$8,153	$6,727	$6,470	$4,633	$5,343	$39,026

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

In November 2001, Vitria and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of its officers and directors and the underwriters of its initial public offering, or IPO, violated the federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous companies that first sold their common stock publicly since the mid-1990s.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

On August 8, 2001, all of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, neither Vitria nor any of its officers or directors has been required to answer the Complaint, and no discovery has been served on Vitria.

At a further status conference on March 11, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in these IPO-related lawsuits in March 2002 and would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the these IPO-related lawsuits by April 17, 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until at least mid-June 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

The Company believes resolution of this litigation is not expected to harm the financial position of Vitria. However, there can be no assurance regarding the outcome of litigation and, depending on the amount and timing, an unfavorable resolution of these matters could harm the Company’s results of operations or cash flows in a particular period.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to harm the Company's financial position, cash flows or results of operations.

Note 8—Common Stock:

In September 1999, the Company completed an initial public offering of 13,800,000 shares of common stock at $4.00 per share (post split), raising proceeds of approximately $50.0 million, net of underwriting discounts, commissions and other issuance costs. Immediately prior to the completion of the Company’s initial public offering, all outstanding shares of convertible preferred stock converted into an aggregate of 23,111,230 shares of common stock.

In December, 1999 the Company’s Board of Directors approved a two-for-one stock split. The stock split was effected in the form of a stock dividend to all holders of the Company’s common stock as of December 1999 and was distributed in January 2000. All share and per share amounts have been restated for all periods presented to reflect this stock split.

In February 2000, the Company completed a follow-on public offering of 3,000,000 shares of common stock at $60.00 per share (post split) and realized proceeds, net of underwriting discounts, commissions and other issuance costs, of $171.2 million.

In March 2000, the Company’s Board of Directors approved a two-for-one stock split. The stock split was effected in the form of a stock dividend to all holders of the Company’s common stock as of March 22, 2000 and was distributed in April 2000. All share and per share amounts have been restated for all periods presented to reflect the stock split.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Note 9—Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$—
State	164	119	—
Foreign	882	465	—

Total provision for taxes	$1,046	$584	$—

The tax provision is reconciled to the amount computed using the federal statutory rate of 35% for December 31, 2001 and 2000 and 34% for December 31, 1999 as follows (in thousands):
	Year Ended December 31,
	2001	2000	1999
Federal statutory benefit.	$(18,402)	$(243)	$(4,796)
State taxes, net of federal benefit.	107	77	(635)
R&D Credits.	—	(1,176)	—
Future benefits not currently recognized	16,514	—	3,621
Nondeductible compensation	637	1,197	1,810
Other permanent items	1,825	176	—
Foreign losses and tax credits not benefited	365	618	—
Other	—	(65)	—

Provision for taxes	$1,046	$584	$—

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $72.0 million, which expire in the years 2012 through 2021 and federal research and development tax credits of approximately $3.8 million, which expire in the years 2018 through 2021. The Company had net operating loss carryforwards for state income tax purposes of approximately $49.6 million, which expire in the years 2004 through 2006 and California research and development tax credits of approximately $3.8 million which will carryforward indefinitely.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Deferred tax assets and (liabilities) consist of the following (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$28,577	$5,555
Credits	5,869	3,551
Accruals and allowances	8,811	10,126
Capitalized expenses	157	176
Intangibles	(1,228)	—

Net deferred tax assets	42,186	19,408
Valuation allowance	(42,186)	(19,408)

	$—	$—

FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. The Company has incurred losses for each of the three years ended December 31, 2001. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at December 31, 2001 and 2000. The increase in valuation allowance was $22.8 million and $11.0 million for the years ended December 31, 2001 and 2000, respectively. Approximately $10.4 million of the valuation allowance for deferred tax assets at December 31, 2001 is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized.

Note 10—Segment Reporting

The Company operates in one segment, business-to-business electronic commerce solutions. Identifiable assets are classified based on the location of the Company’s facilities. Revenues are assigned based on the location of the customer. Long-lived assets represent those material long-lived assets that can be associated with a particular geographic area. Information regarding operations in different geographic areas is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Revenues:
United States	$90,267	$117,142	$31,541
International	44,717	17,587	—

Total	$134,984	$134,729	$31,541

Long-lived assets:
United States	$13,887	$19,883	$5,176
International	1,537	1,387	37

Total	$15,424	$21,270	$5,213

Note 11—Related Party Transactions

In August 1999, certain employees of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The notes bear interest at a rate of 4% per annum and are due in August 2004. The notes are collateralized by the shares of common stock issued, which are subject to

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

the Company’s right to repurchase which lapses over time. The net amount outstanding has been reflected as a separate component of stockholders’ equity. Note receivable balances were $193,000 and $291,000 at December 31, 2001 and 2000, respectively.

Note 12—Employee Benefit Plans

Deferred Compensation

In December 1998, the Company established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 2001, the Company did not make any contributions to the plan.

The Company has recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from the Company’s general creditors and, as such, these assets could be used to meet the obligations of the Company in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets and liabilities were $182,000 at December 31, 2001 and $182,000 at December 31, 2000.

Equity Incentive Plans

In March 1995, the Company adopted the 1995 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock bonuses and restricted stock to employees, directors and consultants of the Company. In October 1998, the Company adopted the 1998 Executive Incentive Plan which provides for the granting of stock options to employees, directors and consultants. Options granted under the 1995 Equity Incentive Plan and the 1998 Executive Incentive Plan (the “Plans”) may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISOs may be granted only to employees (including officers and directors who are also employees) of the Company. NSOs may be granted to employees and consultants of the Company. In January 1999 and December 1998, the Company sold 95,000 of the Series C convertible preferred stock to employees under the 1995 Equity Incentive Plan.

In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the “Amended Plans”). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. The Company has reserved 65,922,128 shares of common stock for issuance under the Amended Plans. On December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved automatically increases by 6.5% of the outstanding common stock calculated on a fully-diluted basis, with the number of options granted which qualify as incentive stock options never to exceed 32,000,000. Fully diluted common stock includes common stock subject to Vitria’s right of repurchase and common stock issuable upon the exercise of stock options. The remaining number of authorized shares that could be issued under the Amended Plans was 25,212,030 at December 31, 2001.

In October 2000, the Board of Directors adopted the 1999 Equity Incentive Plan for French Employees (the “French Plan”) which is a sub-plan to the 1999 Equity Incentive Plan. The French Plan only provides for the granting of stock options.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

On June 22, 2001, the Board of Directors adopted the Vitria Technology UK Sub-Plan (the “UK Plan”) which is a sub-plan to the 1999 Equity Incentive Plan. The UK Plan only provides for the granting of stock options.

On June 22, 2001, the Board of Directors adopted the 1999 Equity Incentive Plan Sub Plan for Italian Employees (the “Italian Plan”) which is a sub-plan to the 1999 Equity Incentive Plan. The Italian Plan only provides for the granting of stock options.

Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options to purchase more than 1,600,000 shares of common stock during any calendar year. Options granted generally vest over a five year or four year period. A portion of the shares sold to employees are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2001 and 2000, there were approximately 1,601,000 and 3,490,000 shares, respectively, subject to repurchase.

The following table summarizes information about stock option transactions under the Amended Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	18,170	$14.04	14,552	$3.37	7,508	$0.09
Granted below fair value	—	—	140	45.75	11,586	1.47
Granted at fair value	15,787	3.04	7,045	31.04	1,768	18.96
Grant above fair value	59	3.94	195	34.75	—	—
Exercised.	(1,282)	0.79	(1,617)	0.72	(4,998)	0.30
Canceled	(9,008)	16.79	(2,145)	11.56	(1,312)	0.53

Outstanding at end of period.	23,726	6.36	18,170	14.04	14,552	3.37

Options vested	18,778		14,896		9,160

Weighted average fair value of options granted below fair value		$—		$45.38		$2.75
Weighted average fair value of options granted at fair value during the period.		$2.72		$28.70		$17.87
Weighted average fair value of options granted above fair value		$0.01		$0.63		$—

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2001 (in thousands, except per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding in thousands	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price
$ 0.06– 1.98	2,440	8.32	$ 1.05
$ 2.00– 2.00	4,238	7.54	$ 2.00
$ 2.18– 2.18	3,682	9.76	$ 2.18
$ 2.22– 3.01	5,096	9.30	$ 2.87
$ 3.13– 3.65	3,326	9.49	$ 3.44
$ 3.75–13.50	3,080	9.03	$ 5.58
$21.13–56.88	1,861	8.20	$47.55

	23,723

Fair value disclosures

The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. Had compensation expense for options granted for the years ended December 31, 2001, 2000 and 1999 been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below.

	Year Ended December 31,
	2001	2000	1999
Net loss available to common stockholders:
As reported	$(53,622)	$(1,278)	$(16,014)

Pro forma	$(70,721)	$(77,779)	$(24,438)

Net loss per share available to common stockholders:
As reported:
Basic and diluted	$(0.42)	$(0.01)	$(0.21)

Pro forma:
Basic and diluted	$(0.56)	$(0.64)	$(0.32)

Because the determination of fair value of all options granted after the time the Company became a public entity includes volatility factors, the above results may not be representative of future periods.

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rates	4.00%	6.00%	4.60-6.19%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	152%	160%	230%

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

1999 Employee Stock Purchase Plan

In June 1999, the Board of Directors adopted, and in July 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the plan, eligible employees can have up to 10% of their earnings withheld to be used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 27 months.

The Purchase Plan provides for the issuance of shares of common stock pursuant to purchase rights granted to employees. At the time it was adopted by the Board of Directors, 6,000,000 shares were reserved for issuance under the Purchase Plan. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares required to restore the reserve to 6,000,000 shares. Such automatic share reserve increases may not exceed 66,000,000 shares in the aggregate over a 10-year period. On August 14, 2000 and on August 14, 2001, 2,756,131 and 2,647,760 shares, respectively, were added to the reserve. At December 31, 2001, 1,301,205 shares had been issued to date and 9,397,472 shares were reserved for future issuance.

On June 22, 2001, the Board of Directors adopted an initial offering of common stock under the Purchase Plan for employees of Vitria Technology, S.A.S. and Vitria Technology, S.R.L., organized under the laws of the Republic of France and Republic of Italy, respectively (“French and Italian Offerings”). As of December 31, 2001, no shares had been issued pursuant to the French and Italian Offerings.

Stock Option Exchange Program

On February 28, 2001, Vitria’s Board of Directors approved a voluntary stock option exchange program for certain employees. Under the program, employees had the opportunity to cancel outstanding stock options granted to them on or after September 17, 1999 in exchange for a new option grant for an equal number of shares granted on October 5, 2001. The program terminated on April 4, 2001. A total of 4,470,350 options were cancelled in connection with the option exchange. A total of 3,799,775 new options were granted on October 5, 2001 with an exercise price of $2.18 per share. Members of Vitria’s Board of Directors, executive officers and vice presidents were not eligible to participate in this program.

Unearned stock-based compensation

In connection with certain stock option grants, the Company recorded approximately $6.2 million and $6.8 million of unearned stock compensation for the excess of the deemed fair value over the exercise price at the date of grant for the years ended December 31, 1999 and 1998, respectively. Stock-based compensation is being recognized, using the multiple option method as prescribed by FASB Interpretation No. 28, over the option vesting period of generally five years. As a result, amortization of stock-based compensation was $1.8 million, $3.4 million and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and is expected to be $1.1 million in 2002, $500,000 in 2003 and $100,000 in 2004. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. Vitria recorded expenses of $120,000, $320,000 and $46,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in connection with stock issued for services rendered.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT—(Continued)

The breakdown of the amortization of stock-based compensation is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Sales and marketing	$671	$1,306	$1,905
Research and development	662	1,233	1,537
General and administrative	341	609	739
Cost of revenues	146	272	344

Total amortization of stock-based compensation	$1,820	$3,420	$4,525

401(k) Plan

In May 1996, the Board of Directors adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. To date, the Company has not made any contributions to the 401(k) Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

VITRIA TECHNOLOGY, INC.

By:	/s/ JOMEI CHANG, Ph.D.

JoMei Chang, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOMEI CHANG, Ph.D. JoMei Chang, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ GRAHAM SMITH Graham Smith	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2002

/s/ M. DALE SKEEN, Ph.D. M. Dale Skeen, Ph.D.	Chief Technology Officer and Director	March 28, 2002

/s/ ROBERT M. HALPERIN Robert M. Halperin	Director	March 28, 2002

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 28, 2002

/s/ JOHN L. WALECKA John L. Walecka	Director	March 28, 2002

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of year	Amount charged to profit and loss		Deductions	Balance at end of year
Allowance for Bad Debts
Year ended December 31, 1999	$333	$256	—	$(10)	$579
Year ended December 31, 2000	579	2,922	—	—	3,501
Year ended December 31, 2001	3,501	1,165		(1,146)	3,520

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization dated March 25, 2001, by and among Vitria, Victorious Acquisition Sub, Inc. and XMLSolutions Corporation.

3.1(2)	Amended and Restated Certificate of Incorporation of Vitria.

3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation.

3.3(4)	Bylaws of Vitria.

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2(4)	Specimen Stock Certificate.

4.3(4)	Second Amended and Restated Investor Rights Agreement, dated May 20, 1999.

10.1(4)	Form of Indemnity Agreement.

10.2(5)	Amended and Restated 1999 Equity Incentive Plan.

10.3(6)	1998 Executive Incentive Plan.

10.4(7)	1999 Employee Stock Purchase Plan.

10.5(4)	1998 Nonqualified Deferred Compensation Plan.

10.6(4)	Standard Industrial/Commercial Single-Tenant Lease-Net by and between Portola Land Company and Vitria, dated January 28, 1997.

10.7(4)	Sublease by and between Applied Materials, Inc. and Vitria, dated April 6, 1999.

10.8(8)	First Amendment to Sublease by and between Applied Materials, Inc. and Vitria, dated December 14, 1999.

10.9(9)	Lease by and between Opus/AEW Office Development Company, L.L.C. and Vitria, dated March 20, 2000.

10.10(10)	Sublease by and between Lattice Semiconductor Corporation and Vitria, dated May 30, 2000.

10.11(11)	Employment Agreement between Karen O. Cottle and Vitria, dated July 19, 2001.

10.12	Key Employee Retention and Severance Plan, adopted January 22, 2002.

10.13	Non-Employee Director Change of Control Plan, adopted January 22, 2002.

10.14	Employment agreement between Paul R. Auvil III and Vitria, dated February 1, 2002.

16.1(12)	Letter re: Change in Certifying Accountants.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)	Previously filed as the like-numbered Exhibit to our Current Report on Form 8-K, as amended, filed on April 25, 2001, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.
(3)	Filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
(4)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.
(5)	Filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
(6)	Filed as Exhibit 99.2 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
(7)	Filed as Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
(8)	Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-95319, filed on January 25, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(10)	Previously filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
(11)	Filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 15, 2001, and incorporated herein by reference.
(12)	Filed as Exhibit 16.1 to our Current Report on Form 8-K filed on March 23, 2000, and incorporated herein by reference.