Form 10-Q
period 2002-03-31
VITRIA TECHNOLOGY INC
filed 2002-05-14
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                 .

Commission file number: 0-27207

VITRIA TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0386311
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

945 Stewart Drive
Sunnyvale, California 94085
(408) 212-2700
(Address, including zip code, of registrant’s principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of April 30, 2002 was 130,581,334 shares.

VITRIA TECHNOLOGY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VITRIA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$48,140	$60,479
Short-term investments	98,952	96,734
Accounts receivable, net	16,656	37,215
Other current assets	7,506	7,335

Total current assets	171,254	201,763
Restricted investments	17,356	18,325
Property and equipment, net	13,094	14,000
Intangible assets, net	2,234	3,779
Goodwill	7,247	6,220
Other assets	1,572	1,424

Total assets	$212,757	$245,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,627	$3,569
Accrued payroll and related	12,026	13,232
Other accrued liabilities	9,649	10,890
Deferred revenue	23,541	27,309

Total current liabilities	47,843	55,000
Commitments and Contingencies
Stockholders’ Equity:
Common Stock	130	130
Additional paid-in capital	272,529	271,596
Unearned stock-based compensation	(1,227)	(1,547)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income (loss)	77	(241)
Accumulated deficit	(106,402)	(79,234)

Total stockholders’ equity	164,914	190,511

Total liabilities and stockholders’ equity	$212,757	$245,511

The accompanying notes are an integral party of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License	$9,954	$20,861
Service and other	14,695	14,477

Total revenues	24,649	35,338
Cost of revenues:
License	455	325
Service and other	9,154	8,224

Total cost of revenues	9,609	8,549

Gross profit	15,040	26,789

Operating expenses:
Sales and marketing	25,699	24,208
Research and development	9,508	9,782
General and administrative	5,924	3,845
Stock-based compensation	1,009	563
Amortization of intangible assets	518	—

Total operating expenses	42,658	38,398

Loss from operations	(27,618)	(11,609)
Interest income	964	3,507
Other expenses, net	(323)	(138)

Net loss before income taxes	(26,977)	(8,240)
Provision for income taxes	191	240

Net loss	$(27,168)	$(8,480)

Basic and diluted net loss per share	$(0.21)	$(0.07)

Weighted average shares used in calculating basic and diluted net loss per share	128,945	125,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2002	2001
Operating activities:
Net loss	$(27,168)	$(8,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	518	—
Loss on write-down of equity investments	39	—
Depreciation	1,759	1,366
Stock-based compensation	1,009	681
Changes in assets & liabilities:
Accounts receivable	20,559	4,723
Other current assets	(171)	(3,561)
Other assets	(187)	(123)
Accounts payable	(942)	2,781
Accrued liabilities	(2,447)	244
Deferred revenue	(3,768)	(3,202)

Net cash used in operating activities	(10,799)	(5,571)

Investing activities:
Purchases of property and equipment	(853)	(2,748)
Purchases of investments	(71,194)	(101,028)
Maturities of investments	69,788	80,062

Net cash used in investing activities	(2,259)	(23,714)

Financing activities:
Issuance of common stock, net	244	269

Net cash provided by financing activities	244	269

Effect of exchange rates on changes on cash and cash equivalents	475	(113)

Net decrease in cash and cash equivalents	(12,339)	(29,129)
Cash and cash equivalents at beginning of period	60,479	154,826

Cash and cash equivalents at end of period	$48,140	$125,697

            The accompanying notes are an integral part of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of Vitria Technology, Inc., these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state Vitria’s financial position and the results of its operations and its cash flows. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vitria’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of Vitria’s operations for any interim period are not necessarily indicative of the results of the operations for any other interim period or for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not change the previously reported operating loss or net loss amounts.

2)    Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Basic loss per share does not include shares subject to Vitria’s right of repurchase, which lapses ratably over the related vesting term. Diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to Vitria’s right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31, 2002	March 31, 2001
Numerator for basic and diluted net loss per share:
Net loss	$(27,168)	$(8,480)

Denominator for basic and diluted net loss per share:
Weighted average shares available to common stock	130,268	128,400
Less weighted shares subject to repurchase	(1,323)	(3,192)

Denominator for basic and diluted net loss per share	128,945	125,208

Basic and diluted net loss per share	$(0.21)	$(0.07)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

VITRIA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	March 31, 2002	March 31, 2001
Weighted average effect of anti-dilutive securities:
Employee stock options (using the Treasury stock method)	11,030	6,923
Common stock subject to repurchase agreements	1,323	3,192

Total	12,353	10,115

3)    Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive earnings such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended
	March 31, 2002	March 31, 2001
Net loss	$(27,168)	$(8,480)
Other comprehensive income (loss):
Foreign currency translation adjustment	475	(113)
Unrealized gain (loss) on securities	(157)	66

Comprehensive loss	$(26,850)	$(8,527)

4)    Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three months ended
	March 31, 2002	March 31, 2001
Cost of revenues	$25	$45
Sales and marketing	473	215
Research and development	114	203
General and administrative	397	100

Total stock-based compensation	$1,009	$563

As a result of changes made to our management structure in the current period, we modified the stock option vesting terms of option grants made to certain former key executives. In accordance with APB 25, “Accounting for Stock Issued to Employees”, we recorded an additional non-cash stock-based compensation expense of $695,000 as a result of these modifications in the period ended March 31, 2002.

VITRIA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

5)    Derivative Financial Instruments

Vitria adopted Statement of Financial Accounting Standards, or “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001, and its adoption has not had a material effect on our financial statements. SFAS 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain foreign currency denominated receivables, primarily resulting from sales outside the United States, we enter into foreign currency forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized in current earnings. The effectiveness test for these contracts is determined by using the forward-to-forward rate comparison for currency forward contracts, which makes same-currency hedges perfectly effective. In the three months ended March 31, 2002, we did not engage in any hedging activities.

6)    Goodwill and Other Intangible Assets

The Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or “SFAS 142”, on January 1, 2002. At the time of adoption, we were required to evaluate our existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. In addition, certain disclosures are required to be presented until all periods are accounted for in accordance with SFAS 142. However, as Vitria acquired XMLSolutions in April, 2001, reconciliation between reported net loss and net loss adjusted for amortization of goodwill is not applicable for the period ended March 31, 2002.

7)    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or “SFAS 144”, which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. SFAS 144 was adopted by Vitria on January 1, 2002 and did not have a material impact on our results of operations, financial position or cash flows.

In November 2001, the staff of the Financial Accounting Standards Board issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” or the Announcement. The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We have adopted the Announcement beginning on January 1, 2002. The Announcement has had no impact on gross margin or net income but has minimally increased services revenue and cost of services revenue.

VITRIA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

8)    Subsequent Events

In April, 2002 we reduced our workforce by approximately 20% in order to reduce costs after lower than expected revenues for the period ending March 31, 2002. In the second quarter we expect to take a restructuring charge to reflect the costs associated with this layoff as well as to account for the change in our usage of certain real estate facilities in the United States and Europe.

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined under “Business Risks” in this report on Form 10-Q. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are a leading provider of innovative integration solutions. We develop and deliver software products and services that are designed to allow corporations to more easily enable and manage complex interactions between their computer systems internally, as well as externally with their business partners, suppliers and customers. Our flagship product, the BusinessWare ® integration server, is a flexible and easily configurable software platform that is designed to enable incompatible computer systems to exchange information automatically and in real time, without human intervention, over corporate networks and the Internet. This eliminates manual entry of information into multiple systems, and eliminates the need to manually exchange information with customers, suppliers and business partners.

In addition to providing the integration server, we offer integration solutions, known as collaborative applications. These applications are pre-built, configurable solutions for solving common recurring integration problems by managing collaborative processes within and across enterprises. The Vitria Collaborative Applications, or VCA, family of products is built on and leverages our integration server, BusinessWare, and provides out-of-the-box solutions for specific integration problems. For example, global straight through processing, or GSTP, is a problem that requires companies in the financial services industry to work together to reduce the time and cost of securities trading. To enable this activity, complex processes that manage the flow of information between investment managers, brokers/dealers and custodian banks to support securities trading, allocation and settlement must be automated. The VCA for GSTP includes these pre-defined business processes in an out-of-the-box solution and offers financial services companies the ability to identify and eliminate bottlenecks and errors, reduce cycle times, track order status and better manage risk.

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

Once customers use BusinessWare to define their business process models and integrate the underlying IT systems. BusinessWare automatically controls the flow of information across the IT systems as specified by the process models. BusinessWare continuously analyzes this customer’s business processes and can automatically change the processes in response to this analysis. This capability allows companies to transform the information flowing through their IT systems into “actionable intelligence” that enables business managers to optimize their business operations.

We derive revenues primarily from two sources: licenses, and services and other. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of copies licensed, or systems or applications managed. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, and delivery of our product has occurred. For electronic transmissions, we consider our product to have been delivered when the access code to download the software from the Internet has been provided to the customer.

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

We recognized approximately 28% of our revenues from customers outside the United States in both the three months ended March 31, 2002 and the three months ended March 31, 2001. For the next quarter, we believe international revenues will remain at approximately the same percentage of total revenues.

Sales to our ten largest customers accounted for 38% of total revenues in the three months ended March 31, 2002 and 35% of total revenues in the three months ended March 31, 2001. However, no single customer accounted for more than 10% of total revenues in the three months ended March 31, 2002 or in the three months ended March 31, 2001. While our dependence on any single customer has been declining over the past three years, we expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

Critical Accounting Policies

For discussion of our critical accounting policies please see “Management’s Discussion of Analysis and Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

For the three months ended March 31, 2002

The following table sets forth the results of operations for the three months ended March 31, 2002, expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2002	2001
Revenues
License	40%	59%
Service and other	60%	41%

Total revenues	100%	100%

Cost of revenues
License	2%	1%
Service and other	37%	23%

Total cost of revenues	39%	24%

Gross profit	61%	76%

Operating expenses
Sales and marketing	104%	68%
Research and development	39%	28%
General and administrative	24%	11%
Stock-based compensation	4%	2%
Amortization of intangible assets	2%	0%

Total operating expenses	173%	109%

Loss from operations	(112%)	(33%)
Other income, net	3%	10%

Net loss before income taxes	(109%)	(23%)
Provision for income taxes	1%	1%

Net loss	(110%)	(24%)

Revenues

LICENSE.    License revenues decreased 52% to $10.0 million in the three months ended March 31, 2002 from $20.9 million in the three months ended March 31, 2001. This decrease was the direct result of a decrease in the number of licenses caused by a general slowdown in information technology spending in our target markets.

SERVICE AND OTHER.    Service and other revenues increased 2% to $14.7 million in the three months ended March 31, 2002 from $14.5 million in the three months ended March 31, 2001. Service and other revenues were essentially flat when compared to the quarter ended March 31, 2001. First year support decreased over the prior year due to the decline in license revenue. Training revenue also declined in the current period due to economic trends which curtailed many of our customers’ training budgets. These declines were offset by an increase in consulting revenue.

Cost of Revenues

LICENSE.    Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. As a percentage of license revenues, cost of license revenues increased to 5% in the three months ended March 31, 2002 from 1% for the three months ended March 31, 2001. Measured as a percentage of license sales, the cost of royalties for third-party products has remained 5% or less over the past three years. Cost of license revenues varies as it is dependent upon the third-party technology incorporated into our products and the buying patterns of our customers. We expect the cost of license revenues to increase as revenue increases. However, as a percentage of license revenues, we do not expect any significant variation in the cost of license revenues from that of the past year.

SERVICE AND OTHER.    Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues was $9.2 million in the three months ended March 31, 2002, an increase of 11% over cost of service and other revenues of $8.2 million in the three months ended March 31, 2001. The increase in the current quarter was the result of an increase in salary costs due to increased headcount compared to the same quarter a year ago, offset by a decrease in the use of outside consultants, and a decrease in external recruiting expenditures. As a percentage of service and other revenues, these costs increased 5% to 62% in the three months ended March 31, 2002 from 57% in the three months ended March 31, 2001. This increase is mainly due to headcount related costs, while service and other revenue remained at approximately the same level. For the next quarter, we expect that cost of service and other revenues will decrease in absolute dollars.

Operating Expenses

SALES AND MARKETING.    Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. During the three months ended March 31, 2002, sales and marketing expenses were $25.7 million, an increase of 6% over sales and marketing expenses of $24.2 million for the three months ended March 31, 2001. The increase was primarily due to higher salary expenses as a result of increased headcount and an increase in the use of outside consultants. The increase was partially offset by decreased commission expense. As a percentage of revenue, sales and marketing expenses increased 36% to 104% in the three months ended March 31, 2002 from 68% in the three months ended March 31, 2001. This increase as a percentage of revenues is primarily due to a decrease in revenues in the three months ended March 31, 2002. For the next quarter, we expect that sales and marketing expenses will decrease in absolute dollars.

RESEARCH AND DEVELOPMENT.    Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. During the three months ended March 31, 2002, research and development expenses were $9.5 million, a decrease of 3% from research and development expenses of $9.8 million for the three months ended March 31, 2001. All costs remained essentially flat compared to the same quarter in the prior year as headcount remained flat and we kept other research and development expenses in line accordingly. As a percentage of total revenues, research and development expenses increased 11% to 39% in the three months ended March 31, 2002 from 28% in the three months ended March 31, 2001. This increase is primarily due to the decrease in revenues in the three months ended March 31, 2002 while costs remained essentially flat. For the next quarter, we expect that research and development expenses will decrease in absolute dollars.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. During the three months ended March 31, 2002, general and administrative expenses were $5.9 million, an increase of 54% over general and administrative expenses of $3.8 million for the three months ended March 31, 2001. The increase is primarily attributable to higher salary expenses as a result of increased headcount, an increase in outside consulting expense associated with the implementation of internal systems, and a decrease in sublease rental income. As a percentage of revenue, general and administrative expenses increased to 24% in the three months ended March 31, 2002 from 11% in the three months ended March 31, 2001. This increase is due to both the 54% increase in general and administrative expenses as explained above as well as the 30% decrease in revenues in the three months ended March 31, 2002 from the same period in the prior year. For the next quarter, we expect that general and administrative expenses will decrease in absolute dollars.

STOCK-BASED COMPENSATION.    Stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted or modified. During the three months ended March 31, 2002, stock-based compensation was $1.0 million, an increase of 79% over stock-based compensation of $563,000 for the three months ended March 31, 2001. As a result of changes in our top management structure, we modified the stock option vesting terms of option grants made to certain key executives who left Vitria in the quarter ended March 31, 2002. In accordance with APB 25, “Accounting for Stock Issued to Employees,” we recorded $695,000 in additional non-cash stock-based compensation expense in the current period as a result of these grant modifications. Stock-based compensation also includes the amortization of unearned employee stock-based compensation on options issued to employees which were exercised prior to Vitria’s initial public offering in September 1999. This unearned employee stock-based compensation is being amortized over a five-year vesting period. We expect to record employee stock-based compensation expenses of approximately $276,000, $218,000, and $186,000 for the periods ending June 30, 2002, September 30, 2002, and December 31, 2002, respectively. This unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting.

AMORTIZATION OF PURCHASED INTANGIBLES.    Amortization of purchased intangible assets associated with the acquisition of XML Solutions in April, 2001 resulted in charges to earnings of $518,000 for the three months ended March 31, 2002. There was no amortization of intangible assets in the three months ended March 31, 2001. The purchased intangible assets will continue to be amortized over their estimated useful lives. Goodwill associated with this purchase was amortized over its estimated useful life in 2001. However, in accordance with SFAS 141 and 142, as referenced in Note 7, beginning January 1, 2002, goodwill is no longer being amortized but will be subject to a test of impairment at least annually.

INTEREST AND OTHER INCOME, NET.    Interest and other income, net, decreased by 81% to $641,000 in the three months ended March 31, 2002 from $3.4 million in the three months ended March 31, 2001. The decrease is primarily attributable to lower interest income earned from our short-term investments due to lower interest rates on investments and lower cash balances in the three months ended March 31, 2002.

Provision for Income Taxes

We recorded an income tax provision of $191,000 in the three-month period ended March 31, 2002. The provision relates to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We recorded an income tax provision of $240,000 for the three-month period ended March 31, 2001. The 2001 provision relates to income taxes payable on income generated in non-U.S. jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and Capital Resources

As of March 31, 2002, we had $48.1 million in cash and cash equivalents, $99.0 million in short-term investments, and $123.4 million in working capital with no outstanding long-term debt, compared to $125.7 million in cash and cash equivalents, $90.6 million in short-term investments and $188.3 million in working capital with no outstanding long term debt at March 31, 2001.

Net cash used in operating activities was $10.8 million for the three months ended March 31, 2002 and was primarily due to net loss for the quarter, a decrease in deferred revenue and accrued liabilities, offset by a decrease in accounts receivable. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2001, primarily due to our net loss, partially offset by a decrease in accounts receivable.

Net cash used in investing activities was $2.3 million in the three months ended March 31, 2002 and was primarily due to purchases of fixed assets and purchases of investments, partially offset by maturities of investments. Net cash used in investing activities was $23.7 million in the three months ended March 31, 2001, primarily due to purchasing investments, partially offset by maturities of investments.

Net cash provided by financing activities was $244,000 in the three months ended March 31, 2002. Net cash provided by financing activities was $269,000 in the three months ended March 31, 2001. Net cash provided by financing activities for both periods was primarily from the issuance of common stock.

During the three months ended March 31, 2002 our net accounts receivable decreased $20.5 million from $37.2 million at December 31, 2001 to $16.7 million at March 31, 2002. The reason for the decline was due to very strong collections as well as lowered revenues in the quarter ended March 31, 2002. Both of these factors will reduce our future cash flows for at least the next quarter. At March 31, 2002 our gross accounts receivable balance is $19.8 million with an allowance for doubtful accounts of $3.1 million, which is approximately 16% of our gross accounts receivable balance. We believe that this is an adequate provision for doubtful accounts and that the net accounts receivables balance of $16.7 million represents a fully realizable amount.

During the three months ended March 31, 2002, our deferred revenue balance decreased $3.8 million from $27.3 million at December 31, 2001 to $23.5 million at March 31, 2002. The primary reasons for this decline are lower than anticipated license revenues in the current quarter, which reduced our first year support billings, as well as lower than expected support renewals during the quarter from customers who initially did business with us in 2000 and 2001 but who are no longer in business in 2002.

Contractual Cash Obligations

At March 31, 2002, we had operating lease commitments of approximately $37.4 million, payable through 2013 as noted in the table below.

							Total Minimum
	Year ending March 31,					2007 and Thereafter
	2002	2003	2004	2005	2006		Lease Payment
Operating Leases	$6,186	$8,154	$6,729	$6,472	$4,621	$5,274	$37,436

Off-Balance Sheet Arrangements

At March 31, 2002, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Capital and Capital Expenditure Requirements

Estimated future uses of cash over the next twelve months are primarily to fund operations and to a lesser extent to fund capital expenditures. For the next twelve months, we expect to fund these uses from available cash balances, cash generated from operations, if any, and interest on available cash balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors of the marketplace in which we operate.

In the past, we have invested significantly in our operations. For the next quarter, we expect that operating expenses will decrease in absolute dollars and decline slightly as a percentage of planned revenue. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources.We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

•	customer budget cycles and changes in these budget cycles;

•	external economic conditions;

•	availability of customer funds for software purchases given external economic factors;

•	costs related to acquisition of technologies or businesses;

•	ability to successfully integrate acquisitions;

•	changes in strategy and capability of our competitors; and

•	liquidity and timeliness of payments from international customers.

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

We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on March 31, 2002 or March 31, 2001, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $106.4 million as of March 31, 2002. We intend to continue investing selectively in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

Our operating results fluctuate significantly and an unanticipated decline in revenue may disappoint securities analysts or investors and result in a decline in our stock price.

Although we have had significant revenue growth in the past, we may not be able to grow our revenues or match prior growth rates and prospective investors should not use past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. Period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance.

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

Sales to our ten largest customers accounted for 38% of total revenues in the three months ended March 31, 2002. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

During the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall contraction in the U.S. economy negatively impacted our revenues in 2001 and the three months ended March 31, 2002, and may continue to negatively impact our revenues for the foreseeable future.

Failure of our current or potential small to mid-sized customers to receive necessary funding could harm our business.

Some of our customers include small to mid-size companies. Most privately and publicly held small to mid-size companies require outside cash sources to continue operations. To the extent additional funding is less available for small to mid-sized companies as a result of a stock market decline, a downturn in the U.S. economy or other factors, demand for our products may decline significantly, thereby reducing our sales. On sales we do generate from small to mid-size companies, we may need to defer recognizing revenue until payment is received.

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

B2Bi and EAI Vendors.    We face direct and indirect competition from vendors offering Business-to-Business Integration, or “B2Bi”, and Enterprise Application Integration, or “EAI”, as well as other aspects of our products. Some of these vendors include BEA, IBM Corporation, IONA, Mercator Software, Microsoft, Peregrine Systems, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. In the future, some of these companies may expand their products to enhance existing, or to provide new, process automation and real-time analysis functionality. Additionally, in this fast-changing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

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

Other Software Vendors.    We also face or may soon face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. Some of these vendors include Oracle, PeopleSoft, and SAP AG.

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

We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If our products fails to gain broad market acceptance, due to their inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

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

In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our products and services. We cannot be sure that we will be able to recruit and retain sufficient numbers of these highly skilled employees.

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

We have opened international offices in countries including Australia, Brazil, Canada, France, Germany, Japan, Korea, Italy, Singapore, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom, and intend to establish additional international offices. There are a number of challenges to establishing operations outside of the United

States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action stockholder complaint. This litigation could result in substantial costs and divert management’s attention and resources, and could harm our business. See Item 1 “Legal Proceedings” for more information regarding this litigation.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified Board of Directors of directors requiring that not all members of the Board of Directors may be elected at one time;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, appointed lead plaintiffs’ counsel filed amended, consolidated complaints in these IPO-related lawsuits on April 19, 2002. However, Judge Scheindlin does not expect the defendants to file motions to dismiss the amended, consolidated complaints until at least summer 2002. We believe that this lawsuit is without merit and intend to defend against it vigorously.

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

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

a)  Exhibits

b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRIA TECHNOLOGY, INC.

By:	/s/ GRAHAM SMITH
Graham Smith Senior Vice President, Chief Financial Officer and Secretary

Date: May 14, 2002