Form 10-Q
period 2002-06-30
VITRIA TECHNOLOGY INC
filed 2002-08-14
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of July 31, 2002 was 130,451,218 shares.

VITRIA TECHNOLOGY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VITRIA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$62,124	$60,479
Short-term investments	83,716	96,734
Accounts receivable, net	17,245	37,215
Other current assets	4,129	7,335

Total current assets	167,214	201,763

Restricted investments	—	18,325
Property and equipment, net	12,015	14,000
Intangible assets, net	2,021	2,752
Goodwill	—	7,247
Other assets	1,558	1,424

Total assets	$182,808	$245,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,158	$3,569
Accrued payroll and related	10,824	13,232
Other accrued liabilities	9,058	10,890
Accrued restructuring expenses	14,910	—
Deferred revenue	20,577	27,309

Total current liabilities	57,527	55,000

Commitments and Contingencies

Stockholders’ Equity:
Common Stock	130	130
Additional paid-in capital	273,217	271,596
Unearned stock-based compensation	(938)	(1,547)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income (loss)	443	(241)
Accumulated deficit	(147,378)	(79,234)

Total stockholders’ equity	125,281	190,511

Total liabilities and stockholders’ equity	$182,808	$245,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	$10,047	$19,942	$20,001	$40,803
Service and other	16,471	14,459	31,166	28,936

Total revenues	26,518	34,401	51,167	69,739
Cost of revenues:
License	1,974	297	2,429	622
Service and other	7,994	7,363	17,148	15,587

Total cost of revenues	9,968	7,660	19,577	16,209

Gross profit	16,550	26,741	31,590	53,530
Operating expenses:
Sales and marketing	19,460	26,106	45,159	50,314
Research and development	8,717	11,027	18,225	20,809
General and administrative	5,590	4,562	11,514	8,407
Stock-based compensation	276	503	1,285	1,066
Amortization of goodwill and intangible assets	213	1,103	731	1,103
Impairment of goodwill	7,047	—	7,047	—
Restructuring costs	17,346	—	17,346	—
Acquired in-process research and development	—	1,500	—	1,500

Total operating expenses	58,649	44,801	101,307	83,199

Loss from operations	(42,099)	(18,060)	(69,717)	(29,669)
Interest income	766	2,517	1,730	6,024
Other income, net	563	338	240	201

Net loss before income taxes	(40,770)	(15,205)	(67,747)	(23,444)
Provision for income taxes	206	170	397	411

Net loss	$(40,976)	$(15,375)	$(68,144)	$(23,855)

Basic and diluted net loss per share	$(0.32)	$(0.12)	$(0.53)	$(0.19)

Weighted average shares used in computing basic and diluted net loss per share	129,597	126,573	129,271	125,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(68,144)	$(23,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and intangible assets	731	1,103
Acquired in-process technology	—	1,500
Impairment of goodwill	7,047	—
Loss on write-down of equity investments	164	(860)
Loss on disposal of fixed assets	451	400
Depreciation	3,528	3,045
Stock-based compensation	1,285	1,066
Changes in assets & liabilities:
Accounts receivable	19,970	12,320
Other current assets	3,206	(1,197)
Other assets	(298)	(125)
Accounts payable	(1,411)	(595)
Accrued liabilities	(4,040)	(2,688)
Accrued restructuring charges	14,910	—
Deferred revenue	(6,732)	(15,317)

Net cash used in operating activities	(29,333)	(25,203)

Investing activities:
Acquisition of subsidiary, net of cash acquired	—	(8,869)
Purchases of property and equipment	(1,994)	(3,911)
Purchases of investments	(89,995)	(219,260)
Maturities of investments	121,226	165,143
Proceeds from sales of equity investments	—	4,000
Collection of note receivable	—	48

Net cash provided by (used in) investing activities	29,237	(62,849)

Financing activities:
Issuance of common stock, net	945	3,015

Net cash provided by financing activities	945	3,015

Effect of exchange rates on changes on cash and cash equivalents	796	(129)

Net increase (decrease) in cash and cash equivalents	1,645	(85,166)
Cash and cash equivalents at beginning of period	60,479	154,826

Cash and cash equivalents at end of period	$62,124	$69,660

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

2)    Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Basic net loss per share does not include shares subject to Vitria’s right of repurchase, which lapses ratably over the related vesting term. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to Vitria’s right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Numerator for basic and diluted net loss per share:
Net loss	$(40,976)	$(15,375)	$(68,144)	$(23,855)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	130,420	129,256	130,344	128,829
Less shares subject to repurchase	(823)	(2,683)	(1,073)	(2,938)

Denominator for basic and diluted net loss per share	129,597	126,573	129,271	125,891
Basic and diluted net loss per share	$(0.32)	$(0.12)	$(0.53)	$(0.19)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Weighted average effect of anti-dilutive securities:
Employee stock options (using the Treasury stock Method)	779	4,842	6,147	5,724
Common stock subject to repurchase agreements	823	2,683	1,073	2,938

Total	1,602	7,525	7,220	8,662

3)    Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net loss	$(40,976)	$(15,375)	$(68,144)	$(23,855)
Other comprehensive income (loss):
Foreign currency translation adjustment	321	16	796	129
Unrealized gain (loss) on securities	44	(37)	(112)	(103)

Comprehensive loss	$(40,611)	$(15,396)	$(67,460)	$(23,829)

4)    Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Cost of revenues	$22	$40	$47	$84
Sales and marketing	102	192	575	406
Research and development	100	180	214	381
General and administrative	52	91	449	195

Total stock-based compensation	$276	$503	$1,285	$1,066

As a result of changes made to our management structure, we modified the stock option vesting terms of option grants made to certain former key executives. In accordance with APB 25, “Accounting for Stock Issued to Employees”, we recorded an additional non-cash stock-based compensation expense of $695,000 as a result of these modifications in the quarter ended March 31, 2002.

5)    Restricted investments

In June 2002, we entered into a new standby letter of credit, replacing the previous standby letters of credit that restricted certain of our investments from use in operations for the purpose of securing three leased facilities whose leases extend, with varying expiration dates, through June 2013. The new standby letter of credit no longer requires such restriction therefore the investments were reclassified as cash and cash equivalents or short-term investments at June 30, 2002.

6)    Derivative Financial Instruments

Vitria adopted Statement of Financial Accounting Standards No. 133, or “SFAS No. 133,” “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001, and its adoption has not had a material effect on our financial statements. SFAS 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain foreign currency denominated receivables, primarily resulting from sales outside the United States, we enter into foreign currency forward contracts which qualify and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized in current earnings. The effectiveness test for these contracts is determined by using the forward-to-forward rate comparison for currency forward contracts, which makes same-currency hedges perfectly effective. In the three and six months ended June 30, 2002, we did not engage in any hedging activities.

7)    Goodwill

During the quarter ended June 30, 2002, we made an adjustment to reduce the purchase price of XMLSolutions Corporation by $200,000. The reduction in purchase price was due to revised estimates of acquisition related expenses. The adjustment to the purchase price reduced both goodwill and other accrued liabilities by $200,000, respectively. In addition, in accordance with SFAS 142, we transferred approximately $1.0 million of net assembled workforce to goodwill as of January 1, 2002. For comparative purposes we have made this reclassification in the balance sheet as of December 31, 2001.

Also during the quarter ended June 30, 2002, we performed an assessment of the carrying value of goodwill, which was recorded in connection with our acquisition of XMLSolutions in April 2001. The assessment was performed because our market capitalization has declined significantly and because sustained negative economic conditions have impacted our operations and expected future revenues. Current economic indicators suggest that these economic conditions may continue for the foreseeable future. We evaluated goodwill under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or “SFAS 142” (See Note 9). Goodwill was tested for impairment by calculating the fair value of Vitria as a whole based on our market capitalization at June 30, 2002 and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill to its carrying value. As a result of the assessment, we recorded impairment charges of $7.0 million related to goodwill.

The following pro-forma financial information reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented (in thousands, except per share amounts):

	Three months ended		Six months ended		Twelve months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	December 31, 2001
Reported net loss	$(40,976)	$(15,375)	$(68,144)	$(23,855)	$(53,622)
Add back: goodwill amortization (including assembled workforce)	—	859	—	859	2,083

Adjusted net loss	$(40,976)	$(14,516)	$(68,144)	$(22,996)	$(51,539)

Basic and diluted net loss per share:
Reported net loss per share	$(0.32)	$(0.12)	$(0.53)	$(0.19)	$(0.42)
Add back: goodwill amortization (including assembled workforce)	—	0.01	—	0.01	0.01

Adjusted net loss per share	$(0.32)	$(0.11)	$(0.53)	$(0.18)	$(0.41)

Weighted average share count	129,597	126,573	129,271	125,891	126,851

8)    Intangible Assets

Our acquisition of XMLSolutions Corporation in April 2001, which was accounted for as a purchase, resulted in intangible assets. At June 30, 2002 intangible assets consist of the following (in thousands):

	Gross Carrying Amount June 30, 2002	Accumulated Amortization June 30, 2002	Net Carrying Amount June 30, 2002
Developed Technology	$2,500	$(969)	$1,531
Trademarks	800	(310)	490

Total	$3,300	$(1,279)	$2,021

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the carrying values of our intangible assets are tested for impairment whenever events or changes in circumstances indicate that we may not be able to recover the assets carrying amount. An analysis for impairment was conducted during the quarter ended June 30, 2002 due to sustained negative economic conditions that have impacted our operations. Intangible assets were tested for impairment by comparing the undiscounted cash flows associated with the intangible assets to their carrying value. No impairment was identified for the intangible assets as a result of our assessment, as the undiscounted cash flows of the intangible assets exceeded their carrying value.

SFAS 142 (See Note 9) requires that intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified as of January 1, 2002. In accordance with SFAS 142, we transferred approximately

$1.0 million of net assembled workforce to goodwill as of January 1, 2002. For comparative purposes we have made this reclassification as of December 31, 2001.

9)    Recent Accounting Pronouncements

We adopted the Financial Accounting Standard Board, or “FASB,” Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or “SFAS 142,” on January 1, 2002. Under this pronouncement, goodwill and those intangible assets with indefinite lives are no longer amortized but rather are tested for impairment at least annually and when events and circumstances indicate that their fair value has been reduced below carrying value (see Note 7 and 8). SFAS 142 also requires that goodwill be tested for impairment upon adoption. Furthermore, upon adoption, approximately $1.0 million classified as assembled workforce was reclassified to goodwill. SFAS 142 requires that goodwill be tested for impairment at least annually after adoption using a two-step impairment analysis. In addition, certain disclosures are required to be presented until all periods are accounted for in accordance with SFAS 142. Pro-forma financial information presented in Note 7 reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or “SFAS 144,” which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. SFAS 144 was adopted by Vitria on January 1, 2002 and did not have a material impact on our results of operations, financial position or cash flows.

In November 2001, the staff of FASB issued Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” or the Announcement. The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. Vitria has adopted the Announcement beginning on January 1, 2002. Adjustments to prior period financial statements have not been made because the amounts have not been material. The Announcement has had no impact on gross profit or net income but has minimally increased services revenue and cost of services revenue.

10)    Restructuring and Asset Impairments

In April 2002, we announced a plan to reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 150 employees, or 17% of the existing workforce, consolidations of facilities in the United States and United Kingdom and fixed asset write-offs of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended June 30, 2002. As a result of the restructuring plan, we incurred a charge of $17.3 million in the quarter ended June 30, 2002. The restructuring charge included approximately $2.4 million of severance related charges, $14.5 million of committed excess facilities payments, and $463,000 in fixed asset write-offs of leasehold improvements and equipment. The facilities consolidation charge was calculated using our best estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from independent real estate sources. We have engaged brokers to locate tenants to sublease these facilities. As of June 30, 2002, $14.7 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2013. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from our estimates and accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

As of June 30, 2002, $14.9 million of restructuring costs remained accrued for payment in future periods, as follows:

	Facilities Consolidation	Severance	Total
Total charges	$14,983	$2,363	$17,346
Cash payments	(477)	(2,201)	(2,678)
Fixed asset write-offs	(463)	—	(463)
Reclassification of deferred rent	705	—	705

Accrued at June 30, 2002	$14,748	$162	$14,910

In the three months ended June 30, 2002 we also incurred a charge to cost of license revenues for approximately $2.0 million related to a non-cancelable royalty agreement that will have no future utility to us. The charge resulted from the write-off of approximately $1.1 million of prepaid assets and the accrual of approximately $900,000 relating to a remaining guaranteed future payment to be made in January 2003.

11)    Subsequent Events

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital.

In August 2002, we reduced our workforce by approximately 135 employees, or 20%, to further streamline our cost structure. In the third quarter we will add to our restructuring charges to reflect the costs associated with this reduction in workforce.

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

(5)  Business Vocabulary Management, or BVM: BVM is our vocabulary-based approach to transformation that, we believe, substantially reduces the time and complexity of translating between different document formats. BVM includes a comprehensive set of extended markup language, industry-specific vocabularies (words and meanings) and documents required to conduct business over the Internet. To address the specific needs of each industry, BVM provides packaged vocabularies for various industries based on the specific business terms utilized within those industries.

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

We recognized approximately 30% of our revenues from customers outside the United States in the three months ended June 30, 2002 and 29% of our revenues from customers outside the United States in the six months ended June 30, 2002, compared to 21% in the three months ended June 30, 2001 and 16% in the six months ended June 30, 2001. For the next quarter, we believe international revenues will remain at approximately the same percentage of total revenues as the three months ended June 30, 2002.

Sales to our ten largest customers accounted for 38% of total revenues in the three months ended June 30, 2002 and 33% of total revenues in the six months ended June 30, 2002. Sales to our ten largest customers accounted for 36% of total revenues in the three months ended June 31, 2001 and 30% of total revenues in the six months ended June 30, 2001. However, no single customer accounted for more than 10% of total revenues in either the three or six months ended June 30, 2002 or June 30, 2001. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

Critical Accounting Policies

For discussion of our critical accounting policies please see “Management’s Discussion of Analysis and Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2001.

Results of Operations

For the three and six months ended June 30, 2002

The following table sets forth the results of operations for the three and six months ended June 30, 2002, expressed as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
Revenues
License	38%		58%		39%		59%
Service and other	62%		42%		61%		41%

Total revenues	100%		100%		100%		100%
Cost of revenues
License	8%		1%		5%		1%
Service and other	30%		21%		33%		22%

Total cost of revenues	38%		22%		38%		23%
Gross profit	62%		78%		62%		77%
Operating expenses
Sales and marketing	73%		76%		88%		71%
Research and development	33%		32%		36%		30%
General and administrative	21%		13%		23%		12%
Stock-based compensation	1%		2%		2%		2%
Amortization of goodwill and intangible assets	1%		3%		1%		2%
Impairment of goodwill	27%		0%		14%		0%
Restructuring costs	65%		0%		34%		0%
Acquired in-process research and development	0%		4%		0%		2%

Total operating expenses	221%		130%		198%		119%
Loss from operations	(159%	)	(52%	)	(136%	)	(42%	)
Interest income	3%		7%		3%		9%
Other income, net	2%		1%		1%		0%

Net loss before income taxes	(154%	)	(44%	)	(132%	)	(33%	)
Provision for income taxes	1%		0%		1%		1%

Net loss	(155%	)	(44%	)	(133%	)	(34%	)

Revenues

LICENSE.    License revenues decreased 50% to $10.0 million in the three months ended June 30, 2002 from $19.9 million in the three months ended June 30, 2001. License revenues decreased 51% to $20.0 million in the six months ended June 30, 2002 from $40.8 million in the six months ended June 30, 2001. This decrease was the direct result of a decrease in the number of licenses sold, which has been caused by a general slowdown in information technology spending in our target markets.

SERVICE AND OTHER.    Service and other revenues increased 14% to $16.5 million in the three months ended June 30, 2002 from $14.5 million in the three months ended June 30, 2001. Service and other revenues increased 8% to $31.2 million in the six months ended June 30, 2002 from $28.9 million in the six months ended June 30, 2001. The increases for both periods are due to an increase in support renewals in the current quarter due to more active sales efforts and an increase in consulting revenue as our consulting organization expands its efforts to meet our customer needs, offset in part by a decrease in first year support revenues associated with our decrease in license revenues in the same periods, and a decrease in training revenues due to the current economic trend which is curtailing many of our customers’ training budgets

Cost of Revenues

LICENSE.    Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Cost of license revenues varies as it is dependent upon the third-party technology incorporated into our products and the buying patterns of our customers. As a percentage of license revenues, cost of license revenues increased to 20% in the three months ended June 30, 2002 from 1% for the three months ended June 30, 2001. As a percentage of license revenues, cost of license revenues increased to 12% in the six months ended June 30, 2002 from 2% in the six months ended June 30, 2001. Both of these increases are primarily due to a charge of approximately $2.0 million associated with the write-off of a prepaid royalty related to a product that we do not expect to sell in the future. For the next quarter we expect cost of license revenues to decrease in absolute dollars as a result of the charge recorded in the quarter ended June 30, 2002.

SERVICE AND OTHER.    Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues was $8.0 million in the three months ended June 30, 2002, an increase of 9% over cost of service and other revenues of $7.4 million in the three months ended June 30, 2001. This increase is primarily due to increased travel expenses incurred by our professional services group, related to increased consulting revenues in the current quarter. Cost of service and other revenues was $17.1 million in the six months ended June 30, 2002, an increase of 10% over cost of service and other revenues of $15.6 million in the six months ended June 30, 2001. This increase is primarily due to increased travel expenses incurred by our professional services group, related to increased consulting revenues in the current quarter and to higher salary costs over the same period a year ago. As a percentage of service and other revenues, these costs decreased 2% to 49% in the three months ended June 30, 2002 from 51% in the three months ended June 30, 2001. As a percentage of service and other revenues, these costs increased 1% to 55% in the six months ended June 30, 2002 from 54% in the six months ended June 30, 2001. These changes are essentially flat due to increasing expenses at the same time that service and other revenues have increased. For the next quarter, we expect that cost of service and other revenues will remain consistent with previous periods in absolute dollars.

Operating Expenses

SALES AND MARKETING.    Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. During the three months ended June 30, 2002, sales and marketing expenses were $19.5 million, a decrease of 25% over sales and marketing expenses of $26.1 million for the three months ended June 30, 2001. This decrease was primarily due to lower salary and related expenses as a result of our headcount reduction, lower commission costs due to reduced revenues in the current year and lower marketing expenses due to cost containment efforts. During the six months ended June 30, 2002, sales and marketing expenses were $45.2 million, a decrease of 10% over sales and marketing expenses of $50.3 million for the six months ended June 30, 2001. This decrease is primarily attributable to a decrease in commission expense due to reduced revenues in the current period and a decrease in marketing expenses due to our cost containment efforts, which were partially offset by an increase in the use of outside consultants. As a percentage of revenues, sales and marketing expenses remained nearly flat, decreasing 3% to 73% in the three months ended June 30, 2002 from 76% in the three months ended June 30, 2001. This slight decrease is due to the fact that the decrease in our expenses from our cost containment efforts has been nearly offset by the decrease in our revenues. As a percentage of revenues, sales and marketing expenses increased 17% to 88% in the six months ended June 30, 2002 from 71% in the six months ended June 30, 2001. This increase in expense over the prior year is due to the fact that while costs have decreased significantly in absolute dollars, the decrease in expense has been more than offset by a decrease in revenues over the same period. For the next quarter, we expect that sales and marketing expenses will decrease in absolute dollars as a result of the reduction in workforce and further efforts to control costs.

RESEARCH AND DEVELOPMENT.    Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. During the three months ended June 30, 2002, research and development expenses were $8.7 million, a decrease of 21% from research and development expenses of $11.0 million for the three months ended June 30, 2001. This decrease is mainly attributable to a decrease in salary and related expenses as a result of our headcount reduction in April 2002, and a decrease in third party consulting expenses. During the six months ended June 30, 2002, research and development expenses were $18.2 million, a decrease of 12% over research and development expense of $20.8 million for the six months ended June 30, 2001. This decrease is mainly attributable to a decrease in salary and related expenses as a result of headcount reduction and decreases in third party consulting expenses and travel expense due to our cost containment efforts. As a percentage of total revenues, research and development expenses increased 1% to 33% in the three months ended June 30, 2002 from 32% in the three months ended June 30, 2001. This slight increase over the prior year is due to the fact that while costs have decreased significantly in absolute dollars over the same period in the prior year, the decrease in expense has been more than offset by the relative decrease in revenue during the same period. As a percentage of total revenues, research and development expense increased 6% to 36% in the six months ended June 30, 2002 from 30% in the six months ended June 30, 2001. This increase over the prior year is due to the fact that while costs have decreased significantly in absolute dollars, the decrease in expense has been more than offset by the decrease in revenues. For the next quarter, we expect that research and development expenses will decrease in absolute dollars as a result of the reduction in workforce and further efforts to control costs.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. During the three months ended June 30, 2002, general and administrative expenses were $5.6 million, an increase of 23% over general and administrative expenses of $4.6 million for the three months ended June 30, 2001. During the six months ended June 30, 2002, general and administrative expenses were $11.5 million, an increase of 37% over general and administrative expenses of $8.4 million for the six months ended June 30, 2001. These increases are primarily attributable to higher benefits costs as we switched to a new medical insurance plan in 2002, an increase in outside consulting expenses associated with the implementation of internal systems and a decrease in sublease rental income. As a percentage of revenues, general and administrative expenses increased 8% to 21% in the three months ended June 30, 2002 from 13% in the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses increased 11% to 23% in the six months ended June 30, 2002 from 12% in the six months ended June 30, 2001. These increases as a percentage of revenues are due to both the increases in general and administrative expenses in absolute dollars as explained above as well as the decreases in revenues in the three and six months ended June 30, 2002 from the same periods in the prior year. For the next quarter, we expect that general and administrative expenses will decrease in absolute dollars as a result of the reduction in workforce and further efforts to control costs.

STOCK-BASED COMPENSATION.    Stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted or modified. During the three months ended June 30, 2002, stock-based compensation was $276,000, a decrease of 45% over stock-based compensation of $503,000 for the three months ended June 30, 2001. During the six months ended June 30, 2002, stock-based compensation was $1.3 million, an increase of 21% over stock-based compensation of $1.1 million for the six months ended June 30, 2001. As a result of changes in our top management structure, we modified the stock option vesting terms of option grants made to certain key executives who left the company in the quarter ended March 31, 2002. In accordance with APB 25, “Accounting for Stock Issued to Employees,” we recorded $695,000 in additional non-cash stock-based compensation expense in the three months ended March 31, 2002 as a result of these grant modifications. Stock-based compensation also includes the amortization of unearned employee stock-based compensation on options issued to employees which were exercised prior to the Company filing its initial public offering in September 1999. This unearned employee stock-based compensation is being amortized over a five-year vesting period. We expect to recognize employee stock-based compensation expenses of approximately $403,000 for the six months ending December 31, 2002, $447,000 for the year ending December 31, 2003 and $88,000 for the year ending December 31, 2004. This unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. The amount of compensation expense recorded for options that are cancelled prior to vesting will be credited to the income statement at the time of termination.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS.    We purchased XMLSolutions in April 2001 under the purchase method of accounting which resulted in goodwill and intangible assets being recorded at the time of purchase. Goodwill associated with this purchase was amortized over its estimated life in 2001. However, in accordance with SFAS 142, as referenced in Note 9, beginning January 1, 2002, we discontinued the amortization of goodwill. Amortization of other purchased intangible assets associated with the acquisition of XMLSolutions resulted in charges to earnings of $213,000 for the three months ended June 30, 2002 and $731,000 for the six months ended June 30, 2002. There was no goodwill amortization in 2002. Amortization of goodwill and intangible assets was $1.1 million in the three months and six months ended June 30, 2001. The purchased intangible assets will continue to be amortized over their estimated useful lives subject to periodic review for impairment.

IMPAIRMENT OF GOODWILL.    During the quarter ended June 30, 2002, we performed an assessment of the carrying values of our goodwill, which was recorded in connection with our acquisition of XMLSolutions in April 2001. The assessment was performed because our market capitalization has declined significantly and because sustained negative economic conditions have impacted our operations and expected future revenues. Current economic indicators suggest that these conditions will continue for the foreseeable future. We evaluated goodwill under the provisions of SFAS 142 (See Note 9). Goodwill was tested for impairment by calculating the fair value of Vitria as a whole, based on the market capitalization at June 30, 2002, and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill with its carrying value. As a result of this assessment, we recorded impairment charges of $7.0 million related to goodwill.

INTANGIBLE ASSETS.    Our purchase of XMLSolutions Corporation resulted in intangible assets. Intangible assets, which have a net carrying amount of approximately $2.0 million at June 30, 2002, include developed technology and trademarks. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the carrying values of our intangible assets are tested for impairment whenever events or changes in circumstances indicate that we may not be able to recover the assets carrying amount. An analysis for impairment was conducted during the quarter ended June 30, 2002 due to sustained negative economic conditions that have impacted our operations. Intangible assets were tested for impairment by comparing the undiscounted cash flows associated with the intangible assets to their carrying value. No impairment was identified for the intangible assets as a result of our assessment, as the undiscounted cash flows of the intangible assets exceeded their carrying value. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In accordance with SFAS 142, we transferred approximately $1.0 million of net assembled workforce to goodwill as of January 1, 2002.

RESTRUCTURING COSTS.    In April 2002, we announced a plan to reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 150 employees, or 17%, of the existing workforce, consolidations of facilities and fixed asset write-offs. The workforce reduction affected all functional areas and was largely completed in the quarter ended June 30, 2002. As a result of the restructuring plan, we incurred a charge of $17.3 million in the quarter ended June 30, 2002. The restructuring charge included approximately $2.4 million of severance related amounts, $14.5 million of committed excess facilities, which were primarily related to lease expenses net of anticipated sublease income, and $463,000 in fixed asset write-offs. Accrued restructuring costs totaled $14.9 million at June 30, 2002. In August 2002, we reduced our workforce by approximately 135 employees, or 20%, to further streamline our cost structure. In the third quarter we will add to our restructuring charges to reflect the costs associated with this reduction in workforce.

INTEREST AND OTHER INCOME, NET.    Interest and other income, net, decreased by 53% to $1.3 million in the three months ended June 30, 2002 from $2.9 million in the three months ended June 30, 2001. Interest and other income, net, decreased by 68% to $2.0 million in the six months ended June 30, 2002 from $6.2 million in the six months ended June 30, 2001. The decrease in both periods is primarily attributable to lower interest income earned from our short-term investments due to lower interest rates on investments and lower cash and investment balances in the three and six months ended June 30, 2002.

Provision for Income Taxes

We recorded an income tax provision of $206,000 and $397,000, respectively, for the three-month and six- month periods ended June 30, 2002. The provision relates to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We recorded an income tax provision of $170,000 and $411,000, respectively, for the three-month and six-month periods ended June 30, 2001. The 2001 provision relates to income taxes payable on income generated in non-U.S. jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and Capital Resources

As of June 30, 2002, we had $62.1 million in cash and cash equivalents, $83.7 million in short-term investments, and $109.7 million in working capital with no outstanding long-term debt, compared to $60.5 million in cash and cash equivalents, $96.7 million in short-term investments and $146.8 million in working capital with no outstanding long term debt at December 31, 2001.

Net cash used in operating activities was $29.3 million for the six months ended June 30, 2002 and was primarily due to our net loss, an increase in accrued restructuring expenses, a decrease in deferred revenue and accrued liabilities, offset by a decrease in accounts receivable, and an impairment of goodwill, a non-cash item. Net cash used in operating activities was $25.2 million for the six months ended June 30, 2001, primarily due to our net loss and a decrease in deferred revenues, partially offset by a decrease in accounts receivable.

Net cash provided by investing activities was $29.2 million in the six months ended June 30, 2002 and was primarily due to maturities of investments, partially offset by purchases of fixed assets and purchases of investments. Net cash used in investing activities was $62.8 million in the six months ended June 30, 2001, primarily due to purchases of investments and the acquisition of XMLSolutions, partially offset by maturities of investments.

Net cash provided by financing activities was $945,000 in the six months ended June 30, 2002. Net cash provided by financing activities was $3.0 million in the six months ended June 30, 2001. Net cash provided by financing activities for both periods was primarily from the issuance of common stock.

During the six months ended June 30, 2002 our net accounts receivable decreased $20.0 million from $37.2 million at December 31, 2001 to $17.2 million at June 30, 2002. The reason for the decline was due to strong collections as well as lower revenues in the six months ended June 30, 2002. Both of these factors are likely to reduce our future cash flows for at least the next quarter. At June 30, 2002 our gross accounts receivable balance is $19.0 million with an allowance for doubtful accounts of $1.7 million.

During the six months ended June 30, 2002, our deferred revenue balance decreased $6.7 million from $27.3 million at December 31, 2001 to $20.6 million at June 30, 2002. The primary reason for this decline is lower than anticipated license revenues, which reduced our first year support billings.

Contractual Cash Obligations

At June 30, 2002, we had operating lease commitments of approximately $37.7 million, payable through 2013 as noted in the table below.

	Year ending December 31,					2007 and Thereafter	Total Minimum Lease Payment
	2002	2003	2004	2005	2006
Operating Leases	$4,690	$8,537	$6,801	$6,565	$4,695	$6,327	$37,615

Off-Balance Sheet Arrangements

At June 30, 2002, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Stock Repurchase Program

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital.

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

In the past, we have invested significantly in our operations. For the next quarter, we expect that operating expenses will decrease in absolute dollars as a result of the reduction in workforce and continued efforts to control costs. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. Subject to a number of factors, some of which are difficult to project, such as the timing of the improvement of both the U.S. economy and of information technology spending in our target markets, we expect to reach profitability sometime during fiscal 2003. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

We are exposed to interest rate risk on our investments of cash, cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. If a one percentage point change in interest rates were to have occurred on June 30, 2002 or June 30, 2001, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the nature of our short-term investments, we have concluded that we do not have a material financial market risk exposure.

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $147.4 million as of June 30, 2002. We intend to continue investing selectively in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

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

If we are unable to maintain our Nasdaq National Market listing, the liquidity of our common stock would be seriously limited.

Since June 28, 2002, our stock has had minimum closing bid prices of less than $1.00 per share on a number of trading days, which is the minimum bid price requirement for continued listing with the Nasdaq National Market. If we fail to comply with the minimum bid price requirement for 30 straight days, we will receive a deficiency notice from the Nasdaq National Market. We will then have 90 calendar days to reestablish compliance with that requirement. To reestablish compliance, our minimum closing bid price must be more than $1.00 per share for 10 consecutive trading days. If we do not reestablish compliance with this requirement during the 90-day period, Nasdaq will commence delisting proceedings and we may be delisted from the Nasdaq National Market. Our shares will continue to trade on Nasdaq National Market unless and until the delisting proceedings have commenced and been completed and the Nasdaq National Market has made a determination to delist us. In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq Small Cap Market. If our common stock is delisted, it could seriously limit the liquidity of our common stock and would limit our potential to raise future capital through sale of our common stock, which could seriously harm our business. If we are unable to maintain our Nasdaq National Market listing, our ability to attract and retain employees may be impaired.

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

Sales to our ten largest customers accounted for 38% of total revenues in the six months ended June 30, 2002. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

During the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall contraction in the U.S. economy negatively impacted our revenues in 2001 and the six months ended June 30, 2002, and may continue to negatively impact our revenues for the foreseeable future.

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

B2Bi and EAI Vendors.    We face direct and indirect competition from vendors offering Business-to-Business Integration, or “B2Bi”, and Enterprise Application Integration, or “EAI”, as well as other aspects of our products. Some of these vendors include BEA, IBM Corporation, IONA, Microsoft Corporation, Mercator Software, Peregrine Systems, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. In the future, some of these companies may expand their products to enhance existing, or to provide, business process management and business process intelligence functionality. Additionally, in this fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

Process Automation and Workflow Vendors.    We face direct and indirect competition from vendor offering process automation and/or workflow as well as other aspects of our products. Some of these vendors include Savvion, Fuego, and Intalio. In the future, some of these companies may expand their products to enhance existing, or to provide EAI, and B2Bi functionality. Additionally, in the fast-growing market, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution that we provide.

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

Since 1998, a substantial portion of our total revenues has been, derived from the license of our BusinessWare product and for applications for that product. Accordingly, our future operating results will depend on the demand for BusinessWare by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

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

We have opened international offices in countries including Australia, Brazil, Canada, France, Germany, Japan, Korea, Italy, Singapore, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom, and may establish additional international offices. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, appointed lead plaintiffs’ counsel filed amended, consolidated complaints in these IPO-related lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002, as to which the Court does not expect to issue a decision unit at least November 2002. We believe that this lawsuit is without merit and intend to defend against it vigorously.

Vitria is currently a party to various legal actions arising out of the normal course of business, none of which is expected to harm Vitria’s financial position, cash flows or results of operations.

Item 2.     Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of Vitria Technology, Inc. was held on May 17, 2002 for the purpose of:

(1)  electing one director to our board of directors to serve until the 2005 annual meeting of stockholders;

(2)  to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002; and

(3)  to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of a director for a three-year term expiring at the 2005 annual meeting:

Nominee	For	Withheld
JoMei Chang, Ph.D.	101,783,158	8,630,834

Proposal 2:

The selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was ratified by the following vote:

For	Against	Abstain
110,101,724	287,061	25,207

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

a)  Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRIA TECHNOLOGY, INC.

By:	/s/ GRAHAM SMITH
Graham Smith Senior Vice President, Chief Financial Officer and Secretary

Date: August 14, 2002