Form 10-Q
period 2002-09-30
VITRIA TECHNOLOGY INC
filed 2002-11-14
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of October 31, 2002 was 130,870,415 shares.

VITRIA TECHNOLOGY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VITRIA TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$65,919	$60,479
Short-term investments	62,941	96,734
Accounts receivable, net	20,616	37,215
Other current assets	4,612	7,335

Total current assets	154,088	201,763
Restricted investments	—	18,325
Property and equipment, net	10,779	14,000
Intangible assets, net	1,680	2,752
Goodwill	—	7,247
Other assets	1,433	1,424

Total assets	$167,980	$245,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,500	$3,569
Accrued payroll and related	9,894	13,232
Other accrued liabilities	9,120	10,890
Accrued restructuring expenses	4,818	—
Deferred revenue	17,241	27,309

Total current liabilities	44,573	55,000
Long Term Liabilities:
Accrued restructuring expenses	9,207	—

Commitments and Contingencies

Stockholders’ Equity:
Common Stock	130	130
Additional paid-in capital	273,178	271,596
Unearned stock-based compensation	(699)	(1,547)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income (loss)	480	(241)
Accumulated deficit	(158,487)	(79,234)
Treasury stock, at cost	(209)	—

Total stockholders’ equity	114,200	190,511

Total liabilities and stockholders’ equity	$167,980	$245,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	$10,005	$15,763	$30,006	$56,566
Service and other	16,038	14,324	47,204	43,260

Total revenues	26,043	30,087	77,210	99,826
Cost of revenues:
License	112	420	2,541	1,042
Service and other	8,353	7,050	25,501	22,637

Total cost of revenues	8,465	7,470	28,042	23,679

Gross profit	17,578	22,617	49,168	76,147

Operating expenses:
Sales and marketing	15,035	23,615	60,194	73,929
Research and development	6,922	10,914	25,147	31,723
General and administrative	4,614	4,082	16,128	12,489
Stock-based compensation	213	403	1,498	1,469
Amortization of goodwill and intangible assets	341	1,252	1,072	2,355
Impairment of goodwill	—	—	7,047	—
Restructuring costs	1,665	—	19,011	—
Acquired in-process research and development	—	—	—	1,500

Total operating expenses	28,790	40,266	130,097	123,465

Loss from operations	(11,212)	(17,649)	(80,929)	(47,318)
Interest income	648	1,920	2,377	7,945
Other income (expenses), net	(308)	19	(67)	219

Net loss before income taxes	(10,872)	(15,710)	(78,619)	(39,154)
Provision for income taxes	237	398	634	809

Net loss	$(11,109)	$(16,108)	$(79,253)	$(39,963)

Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.61)	$(0.32)

Weighted average shares used in computing basic and diluted net loss per share	129,793	127,368	129,445	126,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITRIA TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(79,253)	$(39,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and intangible assets	1,072	2,355
Acquired in-process technology	—	1,500
Impairment of goodwill	7,047	—
Gain on sale of equity investments	—	(1,960)
Loss on write-down of equity investments	164	1,200
Loss on disposal of fixed assets	452	491
Depreciation	5,164	4,801
Stock-based compensation	1,498	1,469

Changes in assets & liabilities:
Accounts receivable	16,599	5,083
Other current assets	2,723	(2,754)
Other assets	(173)	(139)
Accounts payable	(69)	468
Accrued liabilities	(4,908)	(2,459)
Accrued restructuring charges	14,025	—
Deferred revenue	(10,068)	(17,167)

Net cash used in operating activities	(45,727)	(47,075)

Investing activities:
Acquisition of subsidiary, net of cash acquired	—	(8,869)
Purchases of property and equipment	(2,395)	(5,913)
Purchases of investments	(110,774)	(318,703)
Maturities of investments	162,804	278,670
Proceeds from sales of equity investments	—	4,000

Net cash provided by (used in) investing activities	49,635	(50,815)

Financing activities:
Collection of notes receivable from shareholders	—	98
Issuance of common stock, net	931	2,954
Acquisition of treasury stock	(209)	—

Net cash provided by financing activities	722	3,052

Effect of exchange rates on changes on cash and cash equivalents	810	(117)

Net increase (decrease) in cash and cash equivalents	5,440	(94,955)
Cash and cash equivalents at beginning of period	60,479	154,826

Cash and cash equivalents at end of period	$65,919	$59,871

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Numerator for basic and diluted net loss per share:
Net loss	$(11,109)	$(16,108)	$(79,253)	$(39,963)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	130,389	129,568	130,359	129,075
Less shares subject to repurchase	(596)	(2,200)	(914)	(2,692)

Denominator for basic and diluted net loss per share	129,793	127,368	129,445	126,383
Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.61)	$(0.32)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Weighted average effect of anti-dilutive securities:
Employee stock options (using the Treasury Stock Method)	325	3,112	3,920	5,035
Common stock subject to repurchase agreements	596	2,200	914	2,692

Total	921	5,312	4,834	7,727

3)  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net loss	$(11,109)	$(16,108)	$(79,253)	$(39,963)
Other comprehensive income (loss):
Foreign currency translation adjustment	24	12	810	(117)
Unrealized gain (loss) on securities	14	114	(88)	217

Comprehensive loss	$(11,071)	$(15,982)	$(78,531)	$(39,863)

4)  Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Cost of revenues	$17	$32	$64	$116
Sales and marketing	78	151	653	557
Research and development	78	145	292	526
General and administrative	40	75	489	270

Total stock-based compensation	$213	$403	$1,498	$1,469

As a result of changes made to our management structure, we modified the stock option vesting terms of option grants made to two former executives. In accordance with APB 25, “Accounting for Stock Issued to Employees”, we recorded an additional non-cash stock-based compensation expense of $695,000 as a result of these modifications in the quarter ended March 31, 2002.

5)  Restricted Investments

In June 2002, we entered into a new standby letter of credit, replacing a previous standby letter of credit that restricted certain investments from use in operations. The new standby letter of credit no longer requires such restriction therefore the investments were subsequently reclassified as cash and cash equivalents or short-term investments.

6)  Derivative Financial Instruments

In accordance with Financial Accounting Standards No. 133 (SFAS No. 133) “Accounting for Derivative Instruments and Hedging Activities”, Vitria recognizes all of our derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain foreign currency denominated receivables, primarily resulting from sales outside the United States, from time to time we enter into foreign currency forward contracts which qualify for and are designated as fair value hedges. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized in current earnings. The effectiveness test for these contracts is determined by using the forward-to-forward rate comparison for currency forward contracts, which makes same-currency hedges perfectly effective. In the three and nine months ended September 30, 2002, we did not engage in any hedging activities.

7)  Goodwill

During the quarter ended June 30, 2002, we made an adjustment to reduce the purchase price of XMLSolutions Corporation by $200,000. The reduction in purchase price was due to revised estimates of acquisition related expenses. The adjustment to the purchase price reduced both goodwill and other accrued liabilities by $200,000. In addition, in accordance with SFAS 142, approximately $1.0 million in assembled workforce, classified as intangible assets, was transferred to goodwill as of January 1, 2002. For comparative purposes we made this reclassification in the balance sheet as of December 31, 2001.

Also during the quarter ended June 30, 2002, we performed an assessment of the carrying value of goodwill, which was recorded in connection with our acquisition of XMLSolutions in April 2001. The assessment was performed because our market capitalization had declined significantly, and sustained negative economic conditions impacted our operations and expected future revenues. We evaluated goodwill under the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets” (See Note 10). Goodwill was tested for impairment by calculating the fair value of Vitria as a whole based on our market capitalization at June 30, 2002 and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill to its carrying value. As a result of the assessment, we recorded impairment charges of $7.0 million related to goodwill in the quarter ended June 30, 2002.

The following pro-forma financial information reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented (in thousands, except per share amounts):

	Three months ended		Nine months ended		Twelve months ended December 31, 2001
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net loss	$(11,109)	$(16,108)	$(79,253)	$(39,963)	$(53,622)
Add back: goodwill amortization (including assembled workforce)	—	975	—	1,834	2,083

Adjusted net loss	$(11,109)	$(15,133)	$(79,253)	$(38,129)	$(51,539)

Basic and diluted net loss per share:
Reported net loss per share	$(0.09)	$(0.13)	$(0.61)	$(0.32)	$(0.42)
Add back: goodwill amortization (including assembled workforce)	—	0.01	—	0.02	0.01

Adjusted net loss per share	$(0.09)	$(0.12)	$(0.61)	$(0.30)	$(0.41)

Weighted average shares	129,793	127,368	129,445	126,383	126,851

8)  Intangible Assets

At September 30, 2002, intangible assets, resulting from the acquisition of XMLSolutions Corporation, consist of the following (in thousands):

	Gross Carrying Amount September 30, 2002	Accumulated Amortization September 30, 2002	Net Carrying Amount September 30, 2002
Developed Technology	$2,500	$1,227	$1,273
Trademarks	800	393	407

Total	$3,300	$1,620	$1,680

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying values of our intangible assets are tested for impairment whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. An analysis for impairment was conducted in June 2002 due to sustained negative economic conditions that have impacted our operations. No impairment was identified for the intangible assets at that time. There were no significant events in the quarter ended September 30, 2002 to cause us to test again for impairment.

SFAS 142 (see Note 10) requires that intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified as of January 1, 2002. In accordance with SFAS 142, we transferred approximately $1.0 million of net assembled workforce to goodwill as of January 1, 2002. For comparative purposes we have made this reclassification as of December 31, 2001.

9)  Credit Agreements

In June 2002, we entered into a $15 million revolving line of credit agreement with Silicon Valley Bank. Interest on outstanding borrowings accrues at the bank’s prime rate of interest. The facility is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require us to maintain, among other things, a minimum cash, cash equivalents, and short-term investments balance of $90 million. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments.

As of September 30, 2002, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $13.5 million related to certain office leases.

10)  Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” on January 1, 2002. Under this pronouncement, goodwill and those intangible assets with indefinite lives are no longer amortized but rather are tested for impairment at least annually and when events and circumstances indicate that their fair value has been reduced below carrying value (see Notes 7 and 8). SFAS 142 also requires that goodwill be tested for impairment upon adoption. Furthermore, upon adoption, approximately $1.0 million classified as assembled workforce was reclassified to goodwill. SFAS 142 requires that goodwill be tested for impairment using a two-step impairment analysis. In addition, certain disclosures are required to be presented until all periods are accounted for in accordance with SFAS 142. Pro-forma financial information presented in Note 7 reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented.

We adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. Adoption did not have a material impact on our results of operations, financial position or cash flows.

In November 2001, the staff of FASB issued Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred”, or the “Announcement”. The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. Vitria has adopted the Announcement beginning on January 1, 2002. Adjustments to prior period financial statements have not been made because the amounts have not been material. The Announcement has had no impact on gross profit or net income but has minimally increased services revenue and cost of services revenue.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material affect on our operating results or financial position.

11)  Restructuring and Asset Impairments

In April 2002, we initiated actions to reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 150 employees, or 17% of the existing workforce, consolidations of facilities in the United States and United Kingdom and fixed asset write-offs of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended June 30, 2002. As a result of the restructuring plan, we incurred a charge of $17.3 million in the quarter ended June 30, 2002. The restructuring charge included approximately $2.4 million of severance related charges, $14.5 million of committed excess facilities payments, and $463,000 in fixed asset write-offs of leasehold improvements and equipment. The facilities consolidation charge was calculated using our best estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from independent real estate sources. We have engaged brokers to locate tenants to sublease these facilities. As of September 30, 2002, $13.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2013. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from our estimates and accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

In August 2002, we initiated actions to further reduce our cost structure. The plan consisted entirely of a reduction in workforce of approximately 135 employees, or 20% of the existing workforce. The workforce reduction affected all functional areas and was largely completed in the quarter ended September 30, 2002. As a result of the restructuring plan, we incurred a charge of $1.7 million in the quarter ended September 30, 2002.

As of September 30, 2002, $14.0 million of restructuring costs remained accrued for payment in future periods, as follows (in thousands):

2002 Restructuring Reserve	Facilities consolidation	Severance	Total
Total charges	14,983	2,363	17,346
Cash payments	(477)	(2,201)	(2,678)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	705	—	705

Balance at June 30, 2002	14,748	162	14,910

Total charges	(112)	1,777	1,665
Cash payments	(1,013)	(1,537)	(2,550)

Balance at September 30, 2002	13,623	402	14,025

At September 30, 2002, $4.8 million related to the 2002 restructuring activities remained in current liabilities and $9.2 million remained in long term liabilities. During 2002, we have made cash payments for restructuring activities totaling $5.2 million. Cash payments totaling approximately $14.0 million, primarily consisting of lease payments, will be made through 2013. The accrued severance balance of $402,000 is expected to be paid out by December 31, 2003.

In the three months ended June 30, 2002 we also incurred a charge to cost of license revenues for approximately $2.0 million related to a non-cancelable royalty agreement that will have no future utility to us. The charge resulted from the write-off of approximately $1.1 million of prepaid assets and the accrual of approximately $875,000 relating to a remaining guaranteed future payment to be made in January 2003.

12)  Treasury Stock

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of September 30, 2002, 222,900 shares had been repurchased in the open market at a total cost of approximately $209,000.

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

OVERVIEW

We are a leading provider of innovative business process integration solutions. We develop and deliver software products and services that enable corporations to gain real-time visibility and control of strategic business processes. These processes typically involve complex interactions between different software applications, software platforms, web services, people and trading partners. Our flagship BusinessWare® integration platform orchestrates real-time interactions over corporate networks and the Internet between systems, people and trading partners according to graphically defined business processes. BusinessWare’s benefits include faster business insight through real-time analysis of data in multiple systems. It also is designed to accelerate cycle times for key business processes, enforce best practices and regulatory compliance, and ensure greater consistency and accuracy of data.

In addition to providing the integration platform, we offer pre-packaged integration solutions, known as collaborative applications. These are pre-built, configurable solutions for solving common integration problems by managing collaborative processes within and across enterprises. The Vitria Collaborative Applications (VCA) family of products is built on and leverages the BusinessWare integration platform and provides significant out-of-the-box capabilities for addressing specific integration problems. For example, our VCA for HIPAA (Health Insurance Portability and Accountability Act) provides a quick-start solution for managing transaction, validation and security requirements between healthcare payers, providers, clearinghouses and government agencies in order to meet new regulatory standards in the healthcare sector.

The BusinessWare integration platform and our family of collaborative applications are currently licensed by more than 500 companies worldwide in such diverse industries as healthcare, manufacturing, financial services, insurance, telecommunications and energy.

BusinessWare combines in a single solution the five elements that we believe are essential for ebusiness infrastructure software:

(1)
Business Process Management, or BPM: BPM manages the steps of a cross-functional business process to ensure completion of the process (e.g., the sales through collection cycle). It uses graphical business process models to define, automate and orchestrate transactions and the exchange of information between internal business applications, people and external trading partners.

(2)	Business-to-Business Integration, or B2Bi: B2Bi enables the secure and reliable completion of transactions and the exchange of business information between customers and partners over the Internet to support collaborative business processes. B2Bi helps companies manage their value chain interactions from end to end.

(3)
Business Analysis and Monitoring, or BAM: BAM provides real-time monitoring and analysis of business processes thereby enabling optimization of operational efficiency. Our two key BAM components—Cockpit and Analyzer—continuously gather business process data, analyze and visualize it in real time, and enable process owners to identify and respond to both business and integration problems or opportunities as they occur.

(4)
Business Vocabulary Management, or BVM: BVM is comprised of content and tools that enable more flexible, scalable management of translations between application-specific and industry-specific data formats and meanings (vocabularies). BVM is designed to make integration easier, reduce cost, minimize the risk of change and enable efficient exception handling. BVM includes a comprehensive set of extended markup language, industry-specific vocabularies (words and meanings) and documents required to conduct business over the Internet. To address the specific needs of each industry, BVM provides packaged vocabularies for various industries based on the specific business terms used within those industries.

(5)
Enterprise Application Integration, or EAI: EAI enables the secure and reliable movement of information in and out of internal business applications. By enabling internal applications to communicate with each other, EAI helps unify and improve extended enterprise processes.

Companies may use BusinessWare’s capabilities to orchestrate interactions between both emerging industry-standard and legacy third-party application integration infrastructures.

Once customers use BusinessWare to define their business process models and integrate the underlying information technology (IT) systems, BusinessWare automatically controls the flow of information across the IT systems as specified by the process models. BusinessWare continuously analyzes the customer’s business processes and can automatically change the processes in response to this analysis. This capability allows companies to transform the information flowing through their IT systems into “actionable intelligence” that enables business managers to optimize their business operations.

Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of copies licensed or systems or applications managed. We market our products through our direct sales force and augment our marketing efforts through relationships with system integrators and technology vendors. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budgeting cycles of our customers.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates on an on-going basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from software licenses to end users for BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers. Revenue is deferred for those agreements which exceed normal payment terms. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of sell-through arrangement to an end user has been received.

Marketing assistance fees are commissions which are paid to partners who have contributed to the successful completion of a license transaction in accordance with a written agreement and specific project executed with Vitria. Such fees are offset against the end customer license revenue.

Service and other revenues include product maintenance and support, consulting, training and government grants. Revenues from maintenance and support are deferred and recognized ratably over the term of the contract. Revenues from consulting and training are recognized when the services are performed and collectibility is deemed probable. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis and recognized as the classes are attended.

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

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Special Charges

During the first nine months of 2002, we recorded significant special charges related to non-recurring events and the realignment and restructuring of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist of the cost of involuntary termination benefits, facilities charges and other costs of exiting activities. We will record a liability in the period management approves a restructuring plan if:

-	Management having the appropriate level of authority approves and commits Vitria to the specific plan involving involuntary terminations and/or the exit from certain activities;

-	The period of time to complete the plan indicates that significant changes to the plan of termination are not likely;

-	The plan involving terminations identifies the number of employees and positions to be terminated, and the termination benefit arrangement is communicated to employees at the commitment date.

Only costs resulting from an exit plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date.

These charges, for both severance and exit costs, require the extensive use of estimates primarily about the number of employees to be paid severance, the amount of severance and related benefits to be paid, and the cost of exiting facilities, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants (if applicable) and any sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we might record additional charges in the future, and might not be permitted to accrue such charges at the time a restructuring plan is approved, but may have to recognize such costs as incurred.

Contingencies and Litigation

We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2002

The following table sets forth the results of operations for the three and nine months ended September 30, 2002, expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	38%	52%	39%	57%
Service and other	62%	48%	61%	43%

Total revenues	100%	100%	100%	100%
Cost of revenues:
License	1%	1%	3%	1%
Service and other	32%	24%	33%	23%

Total cost of revenues	33%	25%	36%	24%

Gross profit	67%	75%	64%	76%

Operating expenses:
Sales and marketing	58%	78%	78%	74%
Research and development	27%	36%	33%	32%
General and administrative	18%	14%	21%	13%
Stock-based compensation	1%	1%	2%	1%
Amortization of goodwill and intangible assets	1%	4%	1%	2%
Impairment of goodwill	0%	0%	9%	0%
Restructuring costs	6%	0%	25%	0%
Acquired in-process research and development	0%	0%	0%	2%

Total operating expenses	111%	133%	169%	124%

Loss from operations	(44)%	(58)%	(105)%	(48)%
Interest income	2%	6%	3%	8%
Other income, net	(1)%	0%	0%	0%

Net loss before income taxes	(43)%	(52)%	(102)%	(40)%
Provision for income taxes	1%	1%	1%	1%

Net loss	(44)%	(53)%	(103)%	(41)%

REVENUES

We recognized approximately 43% of our revenues from customers outside the United States in the three months ended September 30, 2002 and 34% of our revenues from customers outside the United States in the nine months ended September 30, 2002, compared to 31% in the three months ended September 30, 2001 and 25% in the nine months ended September 30, 2001. For the next quarter, we believe international revenues will remain at approximately the same percentage of total revenues as the three months ended September 30, 2002.

Sales to our ten largest customers accounted for 41% of total revenues in the three months ended September 30, 2002 and 30% of total revenues in the nine months ended September 30, 2002. Sales to our ten largest customers accounted for 42% of total revenues in the three months ended September 30, 2001 and 30% of total revenues in the nine months ended September 30, 2001. One customer accounted for 11% of our revenues in the three months ended September 30, 2002 and a different customer accounted for 15% of our revenues in the three months ended September 30, 2001. No one single customer accounted for more that 10% of total revenues in either of the nine months ended September 30, 2002 or 2001. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

LICENSE. License revenues decreased 37% to $10.0 million in the three months ended September 30, 2002 from $15.8 million in the three months ended September 30, 2001. License revenues decreased 47% to $30.0 million in the nine months ended September 30, 2002 from $56.6 million in the nine months ended September 30, 2001. These decreases were the result of a decrease in the number of licenses sold, which we believe has been caused primarily by a general slowdown in information technology spending in our target markets.

SERVICE AND OTHER. Service and other revenues increased 12% to $16.0 million in the three months ended September 30, 2002 from $14.3 million in the three months ended September 30, 2001. Service and other revenues increased 8% to $47.2 million in the nine months ended September 30, 2002 from $43.3 million in the nine months ended September 30, 2001. The increases for both periods are due to an increase in consulting revenues as projects initiated in prior quarters were completed. This increase is offset in part by a decrease in support revenues due to declining renewal rates among early customers who have gone out of business or are experiencing financial difficulties as well as a decrease in training revenues due to the current economic environment which is curtailing many of our customer’s training budgets.

COST OF REVENUES

LICENSE. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Cost of license revenues varies as it is dependent upon the third-party technology incorporated into our products and the buying patterns of our customers. As a percentage of license revenues, cost of license revenues decreased to 1% in the three months ended September 30, 2002 from 3% for the three months ended September 30, 2001. This fluctuation is due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. As a percentage of license revenues, cost of license revenues increased to 8% in the nine months ended September 30, 2002 from 2% in the nine months ended September 30, 2001. This increase is due to the write off of a $2.0 million non-cancelable prepaid royalty which was written off in the second quarter of 2002. We wrote off the prepaid royalty because we do not expect the royalty agreement to have any future utility to us.

SERVICE AND OTHER. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues was $8.4 million in the three months ended September 30, 2002, an increase of 18%

over cost of service and other revenues of $7.1 million in the three months ended September 30, 2001. This increase is primarily due to increased travel expenses incurred by our professional services group related to increased consulting revenues in the current quarter. Cost of service and other revenues was $25.5 million in the nine months ended September 30, 2002, an increase of 13% over cost of service and other revenues of $22.6 million in the nine months ended September 30, 2001. This increase is primarily due to increased travel expenses incurred by our professional services group related to increased consulting revenues in the current quarter and to higher salary costs over the same period a year ago. As a percentage of service and other revenues, these costs increased 3% to 52% in the three months ended September 30, 2002 from 49% in the three months ended September 30, 2001. As a percentage of service and other revenues, these costs increased 2% to 54% in the nine months ended September 30, 2002 from 52% in the nine months ended September 30, 2001. These percentage changes remained essentially flat due to increasing expenses at the same time that service and other revenues have increased. For the next quarter, we expect that cost of service and other revenues will remain consistent with previous periods in absolute dollars.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. During the three months ended September 30, 2002, sales and marketing expenses were $15.0 million, a decrease of 36% over sales and marketing expenses of $23.6 million for the three months ended September 30, 2001. This decrease was primarily due to lower salary and related expenses, lower travel expenses and lower facilities costs all as a result of our headcount reductions and sales office closures. During the nine months ended September 30, 2002, sales and marketing expenses were $60.2 million, a decrease of 19% over sales and marketing expenses of $73.9 million for the nine months ended September 30, 2001. This decrease is primarily attributable to a decrease in commission expense due to reduced revenues, lower salary and related expenses and lower facilities costs as a result of our headcount reduction and sales office closures. As a percentage of revenues, sales and marketing expenses decreased 20% to 58% in the three months ended September 30, 2002 from 78% in the three months ended September 30, 2001. This decrease is primarily due to reduction in headcount and related sales office closures in the last two quarters. As a percentage of revenues, sales and marketing expenses increased 4% to 78% in the nine months ended September 30, 2002 from 74% in the nine months ended September 30, 2001. This slight increase is due to our reduced revenues in the current period which has been offset by our reduction in headcount and related sales office closures in the last two quarters. For the next quarter, we expect that sales and marketing expenses will decrease in absolute dollars as a result of the August 2002 reduction in workforce and further efforts to control costs.

RESEARCH AND DEVELOPMENT. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Costs of developing software for external use that may have been eligible for capitalization have not been material and we have expensed all of these costs as incurred. During the three months ended September 30, 2002, research and development expenses were $6.9 million, a decrease of 37% from research and development expenses of $10.9 million for the three months ended September 30, 2001. This decrease is mainly attributable to a decrease in salary and related expenses as a result of our headcount reduction in August 2002, lower overhead costs as headcount was decreased, and a decrease in third party consulting expenses. During the nine months ended September 30, 2002, research and development expenses were $25.1 million, a decrease of 21% over research and development expense of $31.7 million for the nine months ended September 30, 2001. This decrease is mainly attributable to a decrease in salary and related expenses as a result of headcount reductions in 2002 and decreases in recruiting expenses, travel expenses and facilities costs due to our cost containment efforts. As a percentage of total revenues, research and development expenses decreased 9% to 27% in the three months ended September 30, 2002 from 36% in the three months ended September 30, 2001. This decrease over the same period of the prior year is attributed to a significant decrease in expenses as a result of our cost containment efforts. As a percentage of total revenues, research and development expense increased 1% to 33% in the nine months ended September 30, 2002 from 32% in the nine months ended September 30, 2001. Research and development expenses as a percentage of revenues remained essentially flat compared to the same period of the prior year due to our ability to reduce research and development expenses proportionately with the decrease in revenues experienced during the same period. For the next quarter, we expect that research and development expenses will decrease in absolute dollars as a result of the August 2002 reduction in workforce and further efforts to control costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. During the three months ended September 30, 2002, general and administrative expenses were $4.6 million, an increase of 13% over general and administrative expenses of $4.1 million for the three months ended September 30, 2001. This increase is mainly due to a decrease in sublease rental income and an increase in bad debt expenses, offset by a decrease in salary and related expenses as a result of our headcount reduction in August 2002. During the nine months ended September 30, 2002, general and administrative expenses were $16.1 million, an increase of 29% over general and administrative expenses of $12.5 million for the nine months ended September 30, 2001. This increase is primarily attributable to an increase in outside consulting expenses associated with the implementation of internal systems and a decrease in sublease rental income. As a percentage of revenues, general and administrative expenses increased 4% to 18% in the three months ended September 30, 2002 from 14% in the three months ended September 30, 2001. As a percentage of revenues, general and administrative expenses increased 8% to 21% in the nine months ended September 30, 2002 from 13% in the nine months ended September 30, 2001. These increases as a percentage of revenues are due to both the increases in general and administrative expenses in absolute dollars as explained above, as well as the decreases in revenues in the three and nine months ended September 30, 2002 from the same periods in the prior year. For the next quarter, we expect that general and administrative expenses will decrease in absolute dollars as a result of the August 2002 reduction in workforce and further efforts to control costs.

STOCK-BASED COMPENSATION. Stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted or modified. During the three months ended September 30, 2002, stock-based compensation was $213,000, a decrease of 47% over stock-based compensation of $403,000 for the three months ended September 30, 2001. During the nine months ended September 30, 2002, stock-based compensation was $1.5 million, an increase of 2% over stock-based compensation of $1.47 million for the nine months ended September 30, 2001. As a result of changes in our top management structure, we modified the stock option vesting terms of option grants made to two former executives who left the company in the quarter ended March 31, 2002. In accordance with APB 25, “Accounting for Stock Issued to Employees,” we recorded $695,000 in additional non-cash stock-based compensation expense in the three months ended March 31, 2002 as a result of these grant modifications. Stock-based compensation also includes the amortization of unearned employee stock-based compensation on options issued to employees which were exercised prior to Vitria filing its initial public offering in September 1999. This unearned employee stock-based compensation is being amortized over a five-year vesting period. We expect to recognize employee stock-based compensation expenses of approximately $181,000 for the three months ending December 31, 2002, $434,000 for the year ending December 31, 2003 and $85,000 for the year ending December 31, 2004. This unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. The amount of compensation expense recorded for options that are cancelled prior to vesting will be credited to the income statement at the time of termination.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. We purchased XMLSolutions in April 2001 under the purchase method of accounting which resulted in goodwill and intangible assets being recorded at the time of purchase. Goodwill associated with this purchase was amortized over its estimated life in 2001. However, in accordance with SAFS 142, as referenced in Note 10 in the Notes to Condensed Consolidated Financial Statements, beginning January 1, 2002, we discontinued the amortization of goodwill. Amortization of other purchased intangible assets associated with the acquisition of XMLSolutions resulted in charges to earnings of $341,000 for the three months ended September 30, 2002 and $1.1 million for the nine months ended September 30, 2002. Amortization of goodwill and intangible assets was

$1.3 million in the three months ended September 30, 2001 and $2.4 million in the nine months ended September 30, 2001. The purchased intangible assets will continue to be amortized over their estimated useful lives subject to periodic review for impairment.

IMPAIRMENT OF GOODWILL. During the quarter ended June 30, 2002, we performed an assessment of the carrying value of our goodwill, which was recorded in connection with our acquisition of XMLSolutions in April 2001. The assessment was performed because our market capitalization had declined significantly and because sustained negative economic conditions have impacted our operations and expected future revenues. Current economic indicators suggest that these conditions will continue for the foreseeable future. We evaluated goodwill under the provisions of SFAS 142 (See Note 10). Goodwill was tested for impairment by calculating the fair value of Vitria as a whole, based on our market capitalization at June 30, 2002, and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill with its carrying value. As a result of this assessment, we recorded impairment charges of $7.0 million related to goodwill.

INTANGIBLE ASSETS. Our purchase of XMLSolutions Corporation resulted in intangible assets. Intangible assets, which have a net carrying amount of approximately $1.7 million at September 30, 2002, include developed technology and trademarks. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the carrying values of our intangible assets are tested for impairment whenever events or changes in circumstances indicate that we may not be able to recover the assets carrying amount. An analysis for impairment was conducted in June 2002 due to sustained negative economic conditions that impacted our operations. No impairment was identified for the intangible assets at that time. There were no significant events in the quarter ended September 30, 2002 to cause us to test again for impairment. As required by SFAS 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. In accordance with SFAS 142, we transferred approximately $1.0 million of net assembled workforce to goodwill as of January 1, 2002.

RESTRUCTURING COSTS. In April 2002, we initiated actions to reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 150 employees, or 17%, of the existing workforce, consolidations of facilities in the United States and United Kingdom and fixed asset write-offs of leasehold improvement and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended June 30, 2002. As a result of the restructuring plan, we incurred a charge of $17.3 million in the quarter ended June 30, 2002. The restructuring charge included approximately $2.4 million of severance related charges, $14.5 million of committed excess facilities payments, and $463,000 in fixed asset write-offs of leasehold improvements and equipment. The facilities consolidation charge was calculated using our best estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from independent real estate sources. We have engaged brokers to locate tenants to sublease these facilities. As of September 30, 2002, $13.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2013. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from our estimates and accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

In August 2002, we initiated actions to further reduce our cost structure. The plan consisted of a reduction in workforce of approximately 135 employees, or 20% of the existing workforce. The workforce reduction affected all functional areas and was largely completed in the quarter ended September 30, 2002. As a result of the restructuring plan, we incurred a charge of $1.7 million in the quarter ended September 30, 2002. We expect to achieve $38 million in annual cost savings as a result of our April, 2002 and August, 2002 restructuring actions.

INTEREST AND OTHER INCOME, NET.  Interest and other income, net, decreased by 82% to $340,000 in the three months ended September 30, 2002 from $1.9 million in the three months ended September 30, 2001. Interest and other income, net, decreased by 72% to $2.3 million in the nine months ended September 30, 2002 from $8.2 million in the nine months ended September 30, 2001. The decrease in both periods is primarily attributable to lower interest income due to lower interest rates and lower cash and investment balances, as well as losses due to fluctuations in foreign currencies on foreign denominated assets and liabilities.

PROVISION FOR INCOME TAXES

We recorded an income tax provision of $237,000 and $634,000, respectively, for the three-month and nine- month periods ended September 30, 2002. The provision relates to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We recorded an income tax provision of $398,000 and $809,000, respectively, for the three-month and nine-month periods ended September 30, 2001. The 2001 provision relates to income taxes payable on income generated in non-U.S. jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,		Percent Change
	2002	2001
	(in thousands)
Working Capital	$109,485	$152,295	(28%)
Cash, cash equivalents and short term investments	$128,860	$169,746	(24%)
Net cash used in operating activities	$45,727	$47,075	(3%)
Net cash provided by (used in) investing activities	$49,635	$(50,815)	198%
Net cash provided by financing activities	$722	$3,052	(76%)

As of September 30, 2002, we had approximately $128.9 million in cash, cash equivalents and short-term investments, and $109.5 million in working capital with no outstanding long-term debt, compared to approximately $169.7 million in cash, cash equivalents and short-term investments and $152.3 million in working capital with no outstanding long-term debt at September 30, 2001.

Net cash used in operating activities decreased $1.3 million or 3% during for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decrease was primarily due to an increase in our net loss, which was offset almost entirely by the addition of accrued restructuring expenses, a decrease in accounts receivable, a decrease in deferred revenue, and an impairment of goodwill, a non-cash item.

Net cash provided by investing activities increased $100.4 million or 198% or in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase in the current year was primarily due the fact that we sold more investments than we purchased to fund our operations, as compared to the prior year when we purchased more investments than we sold.

Net cash provided by financing activities decreased $2.3 million or 76% in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Net cash provided by financing activities in both the current and prior periods has been primarily from the issuance of common stock.

During the nine months ended September 30, 2002, our net accounts receivable decreased $16.6 million from $37.2 million at December 31, 2001 to $20.6 million at September 30, 2002. The reason for the decline was due to strong collections in the first two quarters of the current year and to lower revenues in the nine months ended September 30, 2002. The lower revenue trend is likely to have a negative impact our future cash flows through at least the next quarter. At September 30, 2002, our gross accounts receivable balance is $22.7 million with an allowance for doubtful accounts of $2.1 million.

During the nine months ended September 30, 2002, our deferred revenue balance decreased $10.1 million from $27.3 million at December 31, 2001 to $17.2 million at September 30, 2002. The primary reason for this decline is a decrease in our deferred support balances due to lower than anticipated license revenues in both the current and prior quarters and declining renewal rates among some of our customers who have ceased operations or are experiencing financial difficulties. In addition, our deferred consulting balances have decreased due to the completion of projects which were initiated in prior quarters.

Contractual Cash Obligations

At September 30, 2002, we had operating lease commitments of approximately $35.6 million, payable through 2013 as noted in the table below.

	Year ending December 31,					2007 and Thereafter	Total Minimum Lease Payment
	2002	2003	2004	2005	2006
Operating Leases	$2,383	$8,664	$6,903	$6,578	$4,708	$6,411	$35,647

Off-Balance Sheet Arrangements

At September 30, 2002, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Stock Repurchase Program

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of September 30, 2002, 222,900 shares had been repurchased in the open market at a total cost of approximately $209,000.

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

In the past, we have invested significantly in our operations. For the next quarter, we expect that operating expenses will decrease in absolute dollars as a result of reductions in workforce and continued efforts to control costs. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We believe that our available cash and cash equivalents will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We have a limited operating history that makes it difficult to predict future operating results. We believe our success requires expanding our customer base and continuing to enhance our products. Subject to a number of factors, some of which are difficult to project, such as the timing of the improvement of both the U.S. economy and of information technology spending in our target markets, we expect to reach profitability sometime during fiscal 2003. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption “Risks Associated with Vitria’s Business and Future Operating Results.”

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of short-term money market instruments and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, we limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at September 30, 2002 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2001.

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated sales and expenses in Europe, Asia Pacific and Latin America.

In order to reduce the effect of foreign currency fluctuations, from time to time, we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period. The gains and losses on the forward contracts help to mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net. There were no outstanding forward contracts as of September 30, 2002.

RISKS ASSOCIATED WITH VITRIA’S BUSINESS AND FUTURE OPERATING RESULTS

Since our short operating history makes it difficult to evaluate our prospects, our future financial performance may disappoint securities analysts or investors and result in a decline in our stock price.

We were incorporated in October 1994. Until November 1997, we were engaged primarily in research and development of our initial product. We licensed our first product in November 1997. Because of our limited operating history, we have limited insight into trends that may emerge in our market and affect our business. The revenue and income potential of our market is unproven. As a result of our limited operating history, we have limited financial data that available to evaluate our business. Our prospects should be considered in light of the risks, expenses and challenges we might encounter because we are in the early stages of development in a new and rapidly evolving market.

Although we have in the past reported net income, we cannot guarantee we will do so in the future.

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $158.5 million as of September 30, 2002. We intend to continue investing selectively in sales, marketing and research and development. As a result, we are likely to report future operating losses and cannot guarantee we will report net income in the future.

Our operating results fluctuate significantly and an unanticipated decline in revenue may disappoint securities analysts or investors and result in a decline in our stock price.

Although we have had significant revenue growth in the past, we may not be able to grow our revenues or match prior growth rates, consequently prospective investors should not use past results to predict future operating margins or results. Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. Period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance.

Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter has been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and unexpected results.

Our quarterly results will depend primarily upon entering into new or follow-on contracts to generate revenues for that quarter. New contracts may not result in revenue in the quarter in which the contract is signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our operating results are also dependent upon our ability to manage our cost structure.

We received a letter from Nasdaq stating that if we are unable to comply with the minimum bid price of $1.00, our common stock will be delisted from the Nasdaq National Market.

On October 21, 2002 we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement of $1.00 for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement for at least 10 consecutive trading days during the 90 calendar days ending January 21, 2003, our common stock may be subject to delisting from the Nasdaq National Market. If we are unable to meet the Nasdaq National Market requirements, at the discretion of Nasdaq our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets”. Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect us including, without limitation, the following:

-        we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

-        the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements;

-        due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

-        the coverage of Vitria by securities analysts may decrease or cease entirely; and

-        we may lose current or potential investors and customers.

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

Sales to our ten largest customers accounted for 41% of total revenues in the three months ended September 30, 2002 and 30% of total revenues in the nine months ended September 30, 2002. Sales to our ten largest customers accounted for 42% of total revenues in the three months ended September 31, 2001 and 30% of total revenues in the nine months ended September 30, 2001. One customer accounted for 11% of our revenues in the three months ended September 30, 2002 and a different customer accounted for 15% of our revenues in the three months ended September 30, 2001. No one single customer accounted for more that 10% of total revenues in either of the nine months ended September 30, 2002 or 2001. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

During the fourth quarter of 2000, companies in the telecommunications industry began sharply decreasing their capital expenditures as the U.S. economy contracted. This decrease in spending and the overall contraction in the U.S. economy negatively impacted our revenues in 2001 and in the nine months ended September 30, 2002, and may continue to negatively impact our revenues for the foreseeable future.

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

B2Bi, Application and EAI Vendors. We face direct and indirect competition from vendors offering Business-to-Business Integration, (B2Bi), and Enterprise Application Integration (EAI), which deliver some of the functionality of our products. Some of these vendors include BEA, IBM Corporation, IONA, Microsoft Corporation, Mercator Software, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality. Additionally, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide.

Process Automation and Workflow Vendors. We face direct and indirect competition from vendors offering process automation and/or workflow, which deliver some of the functionality of our products. Some of these vendors include Savvion, Fuego, and Intalio. In the future, some of these companies may expand their products to add new or enhance existing EAI and B2Bi functionality. Additionally, these or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution that we provide.

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

Other Software Vendors. We also face or may soon face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these vendors include JD Edwards, Oracle, PeopleSoft, Siebel Systems and SAP AG.

Many of our competitors have more resources and broader customer and partner relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

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

Since 1998, a substantial portion of our total revenues has been derived from the license of our BusinessWare product and for applications for that product. Accordingly, our future operating results will depend on the demand for BusinessWare by future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

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

We have opened international offices in countries including Australia, Brazil, Canada, France, Germany, Japan, Korea, Italy, Singapore, Spain, Taiwan, and the United Kingdom, and may establish additional international offices. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action stockholder complaint. This litigation could result in substantial costs and divert management’s attention and resources, and could harm our business. See Part II, Item 1 “Legal Proceedings” for more information regarding this litigation.

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

Item 4.    Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vitria have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, appointed lead plaintiffs’ counsel filed amended, consolidated complaints in these IPO-related lawsuits on April 19, 2002. Defendants then filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. Subsequent settlement discussions between the parties have resulted in an agreement by the plaintiffs to dismiss the named individual officers and directors of Vitria who were named as defendants in the IPO-related lawsuit. Judge Scheindlin entered a court order detailing this dismissal on October 9, 2002. Oral arguments on issuers’ motion to dismiss the complaints were held on November 1, 2002. As of the date of this filing, the court has not yet ruled on this motion.

Vitria is currently a party to various legal actions arising out of the normal course of business, none of which is expected to harm Vitria’s financial position, cash flows or results of operations.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the third quarter of 2002 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

Item 6.    Exhibits and Reports on Form 8-K.

a)	Exhibits

10.15 Loan and Security Agreement, by and between Silicon Valley Bank and Vitria, dated June 28, 2002.

10.16 Loan Modification Agreement, by and between Silicon Valley Bank, dated November 6, 2002.

10.17 Separation Agreement, by and between John Wheeler and Vitria, dated July 31, 2002.

99.1 Certification of Chief Executive Officer.

99.2 Certification of Chief Financial Officer.

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITRIA TECHNOLOGY, INC.

Date:	November 14, 2002	By:	/s/ GRAHAM SMITH
Graham Smith, Senior Vice President, Chief Financial Officer and Secretary

CERTIFICATION

I, JoMei Chang, President and Chief Executive Officer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Vitria Technology, Inc.;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ JOMEI CHANG, PH.D.
JoMei Chang President and Chief Executive Officer

CERTIFICATION

I, Graham Smith, Senior Vice President, Chief Financial Officer and Secretary, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Vitria Technology, Inc.;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ GRAHAM SMITH
Graham Smith Senior Vice President, Chief Financial Officer and Secretary