Form 10-K
period 2002-12-31
VITRIA TECHNOLOGY INC
filed 2003-03-31
CIK 1050808

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately: $82,665,000. Shares of common stock held by each executive officer and director and their affiliates as of June 28, 2002 have been excluded from this computation.

Number of shares of common stock outstanding as of February 28, 2003: 130,423,230

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III hereof portions of its Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed by April 30, 2003.

VITRIA TECHNOLOGY, INC.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed on pages 30 through 38 of this report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.    BUSINESS

Overview

Vitria is a leading provider of business process, integration, and management solutions. Our products and services enable corporations in healthcare, finance, telecommunications and other markets to gain greater real-time operational visibility and control of strategic business processes that are currently fragmented across multiple systems, manual processes and trading partner interactions. To accomplish this, we develop and deliver the BusinessWare® business process integration software platform together with pre-built and configurable content to solve industry-specific problems, such as healthcare claims transaction management, straight-through processing in capital markets, telecommunications service provisioning, consolidated order management, and manufacturing and logistics. Vitria was incorporated in California in October 1994 and reincorporated in Delaware in July 1999.

Our flagship BusinessWare integration platform uses graphically modeled business process logic as the foundation for orchestrating complex, real-time interactions between dissimilar software applications, Web services, individuals, and trading partners over corporate networks and the Internet. By automating and measuring previously fragmented business processes from start to finish, our solutions are designed to:

•	Accelerate process cycle times by removing delays caused by manual processes,

•	Enhance executive and information technology, or IT, visibility into operational business performance by displaying process information in real time,

•	Reduce time-consuming and error-prone manual processes,

•	Enforce industry and company-specific best practices with automated business rules and workflows, and

•	Ensure greater consistency and accuracy of data.

Solutions and Products

    Vitria’s Business Process Integration Solutions

Vitria combines technology leadership with industry domain expertise in healthcare, finance and telecommunications to improve strategic business processes across systems, people and trading partners. Through pre-built and specifically configured business process integration solutions that preserve and extend a company’s existing technology investments, Vitria solutions are designed to provide real-time visibility and streamlined control over processes and data to reduce costs, increase revenues, improve customer experience, and ensure regulatory compliance.

Vitria has developed years of intellectual property around automating industry-specific business processes in the healthcare, finance and telecommunications markets that can be either pre-built and pre-packaged in software and bundled with the BusinessWare platform, or used by Vitria’s professional services to rapidly design and configure solutions. This focus on business process solutions allows Vitria to concentrate its product development and marketing efforts on demonstrating the measurable business value of process integration to business executives, in addition to demonstrating the technical value of our platform to information technology professionals. Examples of business process integration problems that Vitria has developed solutions for include:

•	Claims Transaction Management: designed to provide healthcare insurance payers with greater visibility and acceleration of complete “submit-to-remit” claims lifecycle in order to reduce administrative costs and improve customer service.

•	SWIFT Management: allows banks and brokerages to automatically generate messages that are compliant with the ever-changing requirements of the SWIFT financial network, convert between formats and repair failed trades in order to cut operational costs and optimize operations.

•	Service Provisioning: allows telecommunications service providers to take and fulfill an order or change order efficiently and effectively, resulting in higher customer satisfaction, lower inventory costs and optimal use of service labor resources.

While each Vitria customer has unique aspects of their business processes, there are also many common elements to recurring business integration problems that lend themselves to a more standardized approach. A pre-built solutions approach is designed to satisfy customers’ desire for faster time-to-value, lower cost of implementation, and leveraging industry best practices. Pre-built solution components can include:

•	business process models,

•	human task automation,

•	executive and other operational business dashboards,

•	exception handling rules and workflows,

•	data validation rules and data translations for common electronic documents,

•	data translations between common applications,

•	and application connectors.

Because these solution components are built on our general-purpose BusinessWare integration platform, each is fully configurable to meet customers’ specific business and technology requirements.

Vitria’s Health Insurance Portability and Accountability Act, or HIPAA, Compliance solution is an example of a pre-built solution. It provides transaction and code set compliance with federal HIPAA regulations that provides a pre-built, re-usable foundation for other business process improvements such as claims transaction management. Vitria intends to develop more pre-built solutions, including co-developing pre-built solutions with select systems integrators.

    Vitria’s BusinessWare Platform

BusinessWare unifies the five elements that we believe are essential for business process integration software, all in a single platform:

(1)	Business Process Management, or BPM: BPM manages the steps of a cross-functional business process to ensure optimal completion of the process (e.g., from submission of a healthcare claim by a care provider to the remittance of payment). It uses graphical business process models together with automated human workflows to define, automate and orchestrate transactions and the exchange of information between internal business applications, people and external trading partners.

(2)	Business Analysis and Monitoring, or BAM: BAM provides real-time monitoring and analysis of business processes, providing greater visibility and business intelligence needed to optimize operational efficiency. Our two key BAM components, Cockpit and Analyzer, are designed to continuously gather business process data across applications, human workflows and trading partner interactions; analyze and visualize this data in real time; and enable business executives and process owners to identify and respond to both business and integration problems or opportunities as they occur.

(3)	Business Vocabulary Management, or BVM: BVM is comprised of content and tools that enable the flexible, scalable management of translations between industry-specific and application-specific data formats and meanings (vocabularies) as represented in electronic transactions between businesses (e.g. via Electronic Data Interchange, or EDI, or eXtensible Markup Language, or XML), and between a company’s internal applications. BVM uses automated exception handling, business rules-based validation and advanced data transformation designed to ensure that differences in how data is represented does not interfere with successful completion of a business transaction (e.g. fulfilling a customer’s order, processing a healthcare claim, or settling a financial transaction). To address the specific needs of each industry, BVM provides packaged vocabularies for various industries based on the specific business terms used within those industries.

(4)	Business-to-Business Integration, or B2B: B2B enables the secure and reliable completion of transactions and the exchange of business information between customers and partners over the Internet to support collaborative business processes. Combined with BPM and BAM, B2B helps companies manage their value chain interactions from end to end as an integrated part of their larger business processes.

(5)	Enterprise Application Integration, or EAI: EAI enables the secure and reliable movement of information in and out of internal business applications. By enabling internal applications to communicate with one another, EAI helps unify and improve enterprise processes while maximizing the value of a company’s application investments. Companies may use BusinessWare’s BPM, BAM and BVM capabilities to control business processes on top of industry-standard methods of transporting data from application to application (such as Web services and Java Messaging Service) or third-party EAI infrastructures.

BusinessWare allows customers to solve their business problems using graphical models rather than developing custom programs. Rather than writing new software programs, business managers can create visual diagrams of business processes, called “process models,” using a point-and-click user interface. BusinessWare then translates these process models into software programs that automate the flow of information across a company’s underlying IT systems.

Once customers use BusinessWare to define their business process models and integrate the underlying IT systems, people and partners, BusinessWare automatically controls the flow of information across the IT systems as specified by the process models. BusinessWare continuously analyzes the customer’s business processes and can automatically change the processes in response to this analysis. This capability allows companies to transform the information flowing through their IT systems into “actionable intelligence” that enables business managers to optimize their business operations.

We believe that BusinessWare provides the following benefits to customers:

Easy for Business Managers to Use.    Our graphical process modeling foundation allows customers to visualize and focus more on business process objectives rather than the mechanics of application integration.

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

Provides a Unified Solution.    BusinessWare combines the five elements of an business process integration software product in a single comprehensive solution. This eliminates the need for our customers to purchase and integrate separate solution components from multiple vendors.

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

Enables Mission-Critical Deployments.    The importance of our customers’ strategic business process initiatives demands that our software satisfies high standards for performance, security and reliability. BusinessWare is designed for superior performance to accommodate the high transaction volumes enabled by the Internet. In addition, our solution ensures secure communication of business information across the extended enterprise using rigorous authentication and data encryption technologies. BusinessWare provides high availability through multiple server redundancy and automatic failover to backup systems.

Strategy

Our objective is to become the leading provider of business process integration solutions through a two-part strategy:

(1)	Drive innovation of the BusinessWare platform in the areas of business process integration that provide highest business value to our customers.

(2)	Target segments of the healthcare, finance and telecommunications markets with pre-defined and pre-built solutions that address recurring, complex, high-value business process problems to drive BusinessWare innovation and market penetration.

Key elements of our strategy to achieve this objective include:

Accelerate Development Of Integration Solutions.    We are accelerating the definition and development of pre-built industry solutions built on BusinessWare. We intend to leverage the industry expertise of system integrators and customers to rapidly build these industry-specific solutions. We believe customers and system integrators will derive significant time-to-market benefits and reduce their implementation and maintenance costs by deploying these out-of-the-box business solutions.

Target Complex Problems With High Business Value.    Integration opportunities vary from the very simple to the very complex. We believe the sophistication and maturity of our BusinessWare platform enable us to target problems with a higher degree of business and technical complexity where the potential for business value and return on investment is high. We can help customers mitigate risk inherent in complex projects by breaking down the business problem and technical implementation into discrete phases, each with its own identifiable and measurable business value. BusinessWare’s use of componentized services is designed to maximize and accelerate the re-use of integration work allowing each phase of the project to quickly build upon the proven components of the previous project phase.

Develop and Leverage Deep Systems Integrator Relationships.    Vitria is also developing relationships with a select number of systems integrators with extensive presence and deep domain expertise in our target markets in order to add further value to our customers and extend our presence in the marketplace. We believe the business process integration focus of our BusinessWare platform makes it particularly attractive for systems integrators to capture and productize their business process domain expertise in pre-built software, furthering their value proposition to their customers.

Continue Product and Technology Leadership.    We intend to continue to introduce innovative products and enhancements to our core platform that enable our customers to extract greater business value from their existing IT investments while rapidly deploying complex business solutions more easily and cost-effectively. As an example, in December 2002, we released BusinessWare 4, a significantly enhanced integration platform designed to simplify and accelerate process-driven integration. Innovations include:

•	Transport Independence: enables BusinessWare’s higher business value functions to run on top of industry standard and third-party transports;

•	Componentized Services: encapsulate processes and other integration components such as Web services for greater re-use; and

•	Solution-Level Modeling and Solution Lifecycle Management: enables greater simplicity and lower cost of development and maintenance of unified integration solutions.

We have assembled a team of prominent developers and engineers with expertise in business process logic and modeling, Internet communication protocols, messaging technologies, and enterprise software and have established a corporate culture that fosters continuous product innovation.

Leverage Industry Standards.    By promoting and embracing emerging and established Internet standards such as Web services and XML, as well as legacy de-facto standards such as EDI and mainframe connectivity, we are able to provide our customers with a bridge between legacy and future investments.

Extend Relationships with Customers.    Once BusinessWare is deployed as a platform for business process automation and improvement, it is designed to be quickly and cost-effectively used to solve subsequent new business problems or further optimize solutions to previous problems while maximizing the re-use of previous work product. The strategic importance of BusinessWare to our customers allows us to develop relationships with their senior decision makers. This visibility to senior management and a focused implementation approach facilitate the rapid adoption and deployment of BusinessWare throughout the organization. We intend to leverage these relationships as we introduce new products and services. Additionally, we are introduced to opportunities with our customers’ business partners because BusinessWare is used by companies to automate and manage their interactions across their extended enterprise.

Sales and Marketing

We license our products and sell services through our direct sales organization, complemented by the selling and support efforts of our system integrators and other strategic partners. As of December 31, 2002, our sales force consisted of sales professionals and system engineers located in 12 domestic locations, one location in Canada, one in Mexico, five locations in Europe, four locations in Asia, one in Australia and one in South America. System engineers who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals.

Our sales process requires that we work closely with targeted customers to identify short-term technical needs and long-term business goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. In many cases, we collaborate with our customers’ senior management team, including the chief executive officer, chief information officer and chief financial officer, to develop business cases for mission-critical applications. The level of customer analysis and financial commitment required for many of our product implementations has caused our sales cycle to range from two to nine months. We expect that future results may be affected by the fiscal or quarterly budgeting cycles of our customers. To date, we have not experienced significant seasonality of revenue.

Our marketing efforts are focused on educating potential customers, generating new sales opportunities, and creating awareness of our product and its applications. We conduct a variety of marketing programs to educate our target market, including seminars, trade shows, direct mail campaigns, press relations, and industry analyst programs.

Strategic Relationships

To assist us in delivering solutions to our customers and meeting their business needs, we have established relationships with system integrators, technology vendors and independent software vendors.

System Integrators.    We have increased the focus on our relationships with leading consulting firms, including: Accenture, BearingPoint, Cap Gemini Ernst & Young, Deloitte Consulting, and IBM Business Services. These system integrators have deep relationships across a broad range of enterprise customers and extensive domain expertise. Through these relationships, we deliver comprehensive solutions for healthcare, financial services, telecommunications and other vertical markets.

Technology Vendors.    We collaborate with leading application software, database and hardware vendors to ensure compatibility of BusinessWare with their software and hardware platforms. We have established strategic relationships with leading companies such as BEA, Hewlett-Packard, IBM, Microsoft, Sybase, Oracle, PeopleSoft, Portal Software, Siebel Systems, and Sun Microsystems. We focus on marketing and development activities with these vendors to ensure we are delivering competitive products to our joint customers.

Independent Software Vendors (ISV).    Many ISVs have developed connectors and applications to the BusinessWare platform. Most of these ISVs are focused in a particular vertical market and together we offer solutions for our joint customers.

Service and Support

The primary function of our professional services organization is to deliver the high quality deployment of our technology. We provide consulting services in the areas of project planning, architecture design, implementation, operational management and performance management.

Research and Development

As of December 31, 2002, our engineering department consisted of the following groups:

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

Solutions.    Our solutions group is responsible for developing our collaborative applications.

Our research and development expenses were $31.0 million in 2002, $41.0 million in 2001 and $29.4 million in 2000.

Competition

The market for our products is extremely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. We believe that business process integration software must address five requirements: (1) BPM, (2) BAM, (3) BVM, (4) B2B integration, and (5) EAI. We believe BusinessWare’s ability to address all five requirements is an important differentiating factor. While we offer a comprehensive suite of application integration solutions, we compete with various providers of general application integration products including BEA, IBM, IONA, Mercator Software, Microsoft, SeeBeyond Technology, Sybase, Tibco Software and webMethods. We expect additional competition from other established and emerging companies, including those focused on specific vertical markets like telecommunications, healthcare and financial services. In addition, we may face increased pricing pressures from our current competitors and new market entrants in the future. “In house” information technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality of our BusinessWare products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition for the foreseeable future. Finally, major enterprise application companies including Oracle, PeopleSoft, Siebel and SAP AG have announced their intent to offer some integration products to supplement their existing product lines, and several have already done so.

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

Intellectual Property and Other Property Rights

Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual property rights. We rely primarily on a combination of licensing provisions, confidentiality procedures, and the protections afforded by the law relating to patents, copyrights, trademarks and trade secrets to accomplish these goals.

We typically license our software solutions pursuant to non-exclusive license agreements that govern and impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by taking steps that are customary in the industry, including but not limited to requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret, patent and copyright laws.

We pursue an active patent prosecution program. To date, we have been awarded two patents relating to our technology, and we have numerous patent applications pending. Of course, it is possible that the patents we have received could be successfully challenged or invalidated, and that the patents we have applied for or our potential future patents will not be granted or may be successfully challenged. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, and that the patents of others will seriously harm our ability to do business.

Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Unauthorized use of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

It is also possible that third parties will claim that we have infringed their current or future intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business could be harmed.

Employees

As of December 31, 2002, we had a total of 549 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Financial Information by Business Segment and Geographic Data

Vitria operates in one segment, business process integration solutions. We recognized approximately 35% of our revenue from customers located outside the United States in 2002 compared to approximately 33% in 2001 and approximately 13% in 2000. No one region or country other than the U.S. accounted for more than 10% of revenues in 2002, 2001 or 2000. The information included in Note 1 (under the heading “Segment information”) and Note 15 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 of Part II hereof.

Executive Officers of the Registrant

The executive officers of Vitria and their ages as of February 28, 2003 are as follows:

Name	Age	Position
JoMei Chang, Ph.D.	50	Chief Executive Officer and Director
M. Dale Skeen, Ph.D.	48	Chief Technology Officer and Director
Gary Velasquez	42	President, Chief Operating Officer and Chief Financial Officer
Frank Yu	38	Senior Vice President, Engineering and Services
John Philpin	48	Vice President, Marketing
William McGrath	39	Vice President, General Counsel and Secretary

JoMei Chang, Ph.D., co-founded Vitria in 1994 and has been our Chief Executive Officer and a Director since Vitria’s inception. Dr. Chang also served as Vitria’s President from 1994 to 2002. From 1986 to 1994, Dr. Chang was Vice President and General Manager, Trader Workstation and General Manager, Emerging Technologies at Teknekron Software Systems, now TIBCO, Inc., a software company. From 1984 to 1986, she served as a senior engineer in the Network File System group at Sun Microsystems. Dr. Chang holds a B.S. in Computer Science from National ChiaoTung University, Taiwan and a Ph.D. in Electrical Engineering on Database Management Systems from Purdue University.

M. Dale Skeen, Ph.D., co-founded Vitria in 1994 and has been our Chief Technology Officer and a Director since Vitria’s inception. From 1986 to 1994, Dr. Skeen served as Chief Scientist at TIBCO. From 1984 to 1986, Dr. Skeen was a research scientist at IBM’s Almaden Research Center. From 1981 to 1984, Dr. Skeen was on the faculty at Cornell University. Dr. Skeen holds a B.S. in Computer Science from North Carolina State University and a Ph.D. in Computer Science on Distributed Database Systems from the University of California, Berkeley.

Gary Velasquez is Vitria’s President, Chief Operating Officer and Chief Financial Officer. Mr. Velasquez joined Vitria as Executive Vice President in July 2002, was promoted to President of Americas Operations in November 2002, and assumed his current roles and responsibilities in January 2003. From February 2001 to June 2002, he served as President of the Business Transformation and Innovation Services Division of HealthNet, Inc., a managed health care organization. From November 1999 to January 2001, Mr. Velasquez served as President of the HealthNet’s New Ventures Group. From 1994 to 2002, Mr. Velasquez also served in various senior managerial positions with HealthNet and Foundation Health. From 1990 to 1994, Mr. Velasquez served as Chief Financial Officer and General Manager of Managed Health Network, Inc. (now a HealthNet subsidiary). From 1985 to 1990, he served as Vice President and Controller of Equicor, a joint venture between the Equitable Life Assurance Company and the Hospital Corporation of America. Mr. Velasquez holds a B.A. in Business Administration and an M.B.A. from the University of California, Los Angeles.

Frank Yu is our Senior Vice President, Engineering and Services. Mr. Yu joined Vitria as Vice President, Engineering in August 1999. From 1996 to 1999, he served as Vice President, Research and Development of Walker Interactive Systems, Inc., a financial software company, and from 1998 to 1999 he also served as the General Manager of the Analytical Solutions Business Unit of Walker Interactive Systems, Inc. Mr. Yu also held positions as Chief Architect and other senior technical positions for various product divisions of Cadence Design Systems, Inc. from 1990 to 1996. Mr. Yu holds a B.A. in Computer and Information Sciences from the University of California, Santa Cruz.

John Philpin has been our Vice President of Marketing since August 2002. From 1998 to July 2002, Mr. Philpin served as Vice President of Sales, Marketing and Professional Services at Flypaper Corporation, a collaborative application software company. From 1996 to 1998, Mr. Philpin worked as an independent marketing consultant with a number of technology companies. From 1995 to 1996, Mr. Philpin served as a Vice

President at Citicorp. Prior to that, Mr. Philpin worked for Oracle Corporation, a database and applications software company, in various capacities over eight years in both Europe and the United States. Mr. Philpin holds a B.Sc. in Mathematics from the University of East Anglia, United Kingdom.

William McGrath has been our Vice President, General Counsel and Secretary since November 2002. From June 1999 to October 2002, he served as General Counsel at eGain Communications Corp., a provider of customer interaction software. From January 1997 to May 1999, Mr. McGrath was an associate with Perkins Coie LLP, a national law firm. Mr. McGrath has also worked for other national law firms and held positions with various branches of the federal government. Mr. McGrath holds a B.A. in Political Science from Claremont McKenna College and a J.D. from the University of Chicago Law School.

Available Information

We make available free of charge through our Internet website, http://www.vitria.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.    PROPERTIES

At December 31, 2002, our principal sales, marketing, research and development and administrative offices consist of approximately 108,000 square feet of leased space located in Sunnyvale, California under leases that expire in August 2003 and October 2007. We also have leases for sales offices in various locations in the U.S. and twelve foreign countries expiring on various dates through June 2013.

In addition, we have approximately 93,000 square feet of leased space in locations in the U.S. and in the United Kingdom that were exited as part of restructuring actions taken in 2002. We expect to exit approximately 79,000 square feet of additional office space in the U.S. and the United Kingdom in the first quarter of 2003 as part of further restructuring actions. After these office closures our principal offices in Sunnyvale, California will consist of approximately 64,000 square feet of office space under a lease agreement that will expire in August 2003.

ITEM 3.    LEGAL PROCEEDINGS

In November 2001, Vitria and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of its officers and directors and the underwriters of its initial public offering, or IPO, violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous public companies that first sold their common stock since the mid-1990s. All of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. Subsequent settlement discussions between the parties have resulted in an agreement by the plaintiffs to dismiss the named individual officers and directors of Vitria who were named as defendants in the IPO-related lawsuit. Judge Scheindlin entered a court order detailing this dismissal on October 9, 2002. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss. We believe that the lawsuit against Vitria is without merit and intend to defend it vigorously.

In February 2003, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of Florida, captioned

Liu v. Credit Suisse First Boston Corporation (“CSFB”), et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including Vitria, to conduct initial public offerings based on misinformation about our future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages and other relief. Neither Vitria nor our individual officers and directors have yet been served with the complaint. We believe that this lawsuit is without merit and we intend to defend it vigorously.

With the exception of the above lawsuits, we are not currently party to any other material pending legal proceedings, except routine legal proceedings arising in the ordinary course of and incidental to our business. We do not believe that these other proceedings, individually or collectively, will harm our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol “VITR.” Public trading of our common stock commenced on September 17, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market.

Quarter Ended	High	Low

Fiscal 2001
March 31, 2001	$9.31	$3.19
June 30, 2001	$6.57	$2.44
September 30, 2001	$4.53	$1.75
December 31, 2001	$6.64	$1.98

Fiscal 2002
March 31, 2002	$8.36	$3.75
June 30, 2002	$3.86	$0.91
September 30, 2002	$1.27	$0.62
December 31, 2002	$1.20	$0.66

As of December 31, 2002, there were approximately 371 stockholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. In addition, our credit facility with Silicon Valley Bank prohibits the payment of cash dividends.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 27, 2003, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference in this report.

ITEM 6.    SELECTED FINANCIAL DATA

The consolidated statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$36,009	$77,518	$102,287	$21,790	$5,198
Service and other	61,318	57,466	32,442	9,751	2,429

Total revenues	97,327	134,984	134,729	31,541	7,627

Cost of revenues:
License	2,845	1,607	935	407	—
Service and other	32,719	29,759	22,051	7,315	2,905

Total cost of revenues	35,564	31,366	22,986	7,722	2,905

Gross profit	61,763	103,618	111,743	23,819	4,722

Operating expenses:
Sales and marketing	72,709	96,535	78,361	20,009	6,572
Research and development	30,970	40,978	29,441	10,736	4,794
General and administrative	20,736	20,168	14,230	3,991	1,807
Stock-based compensation	1,616	1,820	3,420	4,525	1,424
Amortization and impairment of intangible assets	2,748	3,608	—	—	—
Impairment of goodwill	7,047	—	—	—	—
Restructuring charges	19,516	—	—	—	—
Acquired in-process technology	—	1,500	—	—	—

Total operating expenses	155,342	164,609	125,452	39,261	14,597

Loss from operations	(93,579)	(60,991)	(13,709)	(15,442)	(9,875)
Other income, net	3,083	8,415	13,015	1,336	306

Net loss before income taxes	(90,496)	(52,576)	(694)	(14,106)	(9,569)
Provision for income taxes	1,187	1,046	584	—	—
Deemed preferred stock dividend	—	—	—	(1,908)	—

Net loss available to common stockholders	$(91,683)	$(53,622)	$(1,278)	$(16,014)	$(9,569)

Net loss per share available to common stockholders:
Basic and diluted	$(0.71)	$(0.42)	$(0.01)	$(0.21)	$(0.20)
Weighted average shares used in computation of net loss per share available to common stockholders:
Basic and diluted	129,586	126,851	122,365	75,748	48,012

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$117,863	$157,213	$224,138	$65,449	$12,792
Working capital	101,258	147,574	197,118	54,237	12,336
Total assets	146,624	245,511	310,192	86,494	20,000
Deferred revenue	13,430	27,309	46,611	15,627	2,874
Stockholders’ equity	101,948	190,511	237,145	59,450	13,391

Beginning on January 1, 2002 the Company adopted FASB Emerging Issues Task Force No. 01-14, which requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue (see Note 1). Adjustments to prior period financial statements have not been made because the amounts have not been material.

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

Overview

Vitria was incorporated in California October 1994 and reincorporated in Delaware in July 1999. We initially generated revenues exclusively through consulting contracts with third parties and government grants. In June 1997, we commercially released our first product and in September 1999, we had an initial public offering of common stock. We have incurred significant losses since inception, and as of December 31, 2002, we had an accumulated deficit of $170.9 million.

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

We market our products through our direct sales force and augment our marketing efforts through relationships with system integrators and technology vendors. Our revenues to date have been derived primarily from accounts in the United States. We have international sales offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Korea, Mexico, Singapore, Spain, Taiwan and the United Kingdom.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates, on an on-going basis, including those related to revenue recognition, allowances for doubtful accounts, goodwill and purchased intangibles—impairment assessments and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from software licenses to end users for BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of sell-through arrangement to an end user has been received.

Service and other revenues include product maintenance, consulting, and training. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis and recognized as the classes are attended.

Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provision of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We recognize revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses. These arrangements have not been common and, therefore, the significant majority of the Company’s license revenue in the past three years has been recognized under SOP 97-2.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. These allowances are established through analysis of the credit worthiness of each customer, which is based on credit reports from third parties, analysis of published or publicly available financial information and customer specific experience including payment practices and history. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible.

Goodwill and Purchased Intangibles—Impairment Assessments

In 2002, we recorded impairment charges of $7.0 million related to goodwill and $1.4 million related to acquired intangible assets. Under current accounting standards, which changed significantly at the start of 2002, we make judgments about the recoverability of goodwill and purchased intangible assets whenever events or changes in circumstances indicate impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of these assets, we make various assumptions about the future prospects for the assets and typically estimate future cash flows to be generated. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. See Note 7 “Goodwill,” Note 8 “Intangible Assets” and Note 1 “Recent Accounting Pronouncements,” of the financial statements for more information about how we make these judgments.

Restructuring Charges

During 2002, we recorded $19.5 million of restructuring charges related to the realignment of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities, net of anticipated sublease income.

Only costs resulting from a restructuring plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date.

The charges for facility closure costs require the extensive use of estimates, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants and anticipated sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we might record additional charges or reverse previous charges in the future. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available to indicate our estimates should be adjusted.

Quarterly Results of Operations

The following tables set forth statement of operations data for each of the eight quarters ended December 31, 2002, as well as the percentage of our total revenues represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this annual report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Statement of Operation Data:
Revenues:
License	$20,861	$19,942	$15,763	$20,952	$9,954	$10,047	$10,005	$6,003
Service and other	14,477	14,459	14,324	14,206	14,695	16,471	16,038	14,114

Total revenues	35,338	34,401	30,087	35,158	24,649	26,518	26,043	20,117
Cost of revenues:
License	325	297	420	565	455	1,974	112	304
Service and other	8,224	7,363	7,050	7,122	9,154	7,994	8,353	7,218

Total cost of revenues	8,549	7,660	7,470	7,687	9,609	9,968	8,465	7,522

Gross profit	26,789	26,741	22,617	27,471	15,040	16,550	17,578	12,595

Operating expenses:
Sales and marketing	24,208	26,106	23,615	22,606	25,699	19,460	15,035	12,515
Research and development	9,782	11,027	10,914	9,255	9,508	8,717	6,922	5,823
General and administrative	3,845	4,562	4,082	7,679	5,924	5,590	4,614	4,608
Stock-based compensation	563	503	403	351	1,009	276	213	118
Amortization and impairment of intangible assets	—	1,103	1,252	1,253	518	213	341	1,676
Impairment of goodwill	—	—	—	—	—	7,047	—	—
Restructuring charges	—	—	—	—	—	17,346	1,665	505
Acquired in-process technology	—	1,500	—	—	—	—	—	—

Total operating expenses	38,398	44,801	40,266	41,144	42,658	58,649	28,790	25,245
Loss from operations	(11,609)	(18,060)	(17,649)	(13,673)	(27,618)	(42,099)	(11,212)	(12,650)
Other income, net	3,369	2,855	1,939	252	641	1,329	340	773

Net loss before income taxes	(8,240)	(15,205)	(15,710)	(13,421)	(26,977)	(40,770)	(10,872)	(11,877)
Provision for income taxes	240	170	398	238	191	206	237	553

Net loss	$(8,480)	$(15,375)	$(16,108)	$(13,659)	$(27,168)	$(40,976)	$(11,109)	$(12,430)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.13)	$(0.11)	$(0.21)	$(0.32)	$(0.09)	$(0.10)

	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
As a Percentage of Total Revenues:
Revenues:
License	59%	58%	52%	60%	40%	38%	38%	30%
Service and other	41%	42%	48%	40%	60%	62%	62%	70%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues:
License	1%	1%	1%	2%	2%	8%	1%	2%
Service and other	23%	21%	24%	20%	37%	30%	32%	36%

Total cost of revenues	24%	22%	25%	22%	39%	38%	33%	38%

Gross profit	76%	78%	75%	78%	61%	62%	67%	62%

Operating expenses:
Sales and marketing	68%	76%	78%	64%	104%	73%	58%	62%
Research and development	28%	32%	36%	26%	39%	33%	27%	29%
General and administrative	11%	13%	14%	22%	24%	21%	18%	23%
Stock-based compensation	2%	2%	1%	1%	4%	1%	1%	1%
Amortization and impairment of intangible assets	0%	3%	4%	4%	2%	1%	1%	8%
Impairment of goodwill	0%	0%	0%	0%	0%	27%	0%	0%
Restructuring charges	0%	0%	0%	0%	0%	65%	6%	2%
Acquired in-process technology	0%	4%	0%	0%	0%	0%	0%	0%

Total operating expenses	109%	130%	133%	117%	173%	221%	111%	125%
Loss from operations	(33)%	(52)%	(58)%	(39)%	(112)%	(159)%	(44)%	(63)%
Other income, net	10%	8%	6%	1%	3%	5%	1%	4%

Net loss before income taxes	(23)%	(44)%	(52)%	(38)%	(109)%	(154)%	(43)%	(59)%
Provision for income taxes	1%	0%	1%	1%	1%	1%	1%	3%

Net loss	(24)%	(44)%	(53)%	(39)%	(110)%	(155)%	(44)%	(62)%

Beginning on January 1, 2002 the Company adopted FASB EITF 01-14, which requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue (see Note 1). Adjustments to prior period financial statements have not been made because the amounts have not been material.

Revenues

During 2002, our revenues from customers outside the United States increased to 35% from 33% in 2001. In 2001, revenues from customers outside the United States increased to 33% from 13% in 2000. In 2003, we believe international revenues will decrease as a percentage of total revenues. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.

Sales to our ten largest customers accounted for 30% of total revenues in 2002, 31% of total revenues in 2001 and 25% of total revenues in 2000. In all three years, no single customer accounted for more than 10% of total revenues. As of December 31, 2002, BP Oil International accounted for 13% of our accounts receivable balance. As of December 31, 2001, AT&T Corporation and Bell Canada accounted for 15% and 13%, respectively, of our accounts receivable balance. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

License.    License revenues decreased 54% from $77.5 million in 2001 to $36.0 million in 2002. License revenues decreased 24% from $102.3 million in 2000 to $77.5 million in 2001. Both of these decreases were due to fewer total orders and a decrease in our average deal size caused by the ongoing slowdown in information technology spending in our vertical markets. During fiscal year 2003, we expect license revenues to increase slightly from those in 2002.

Service and other.    Service and other revenues increased 7% from $57.5 million in 2001 to $61.3 million in 2002. Service and other revenues increased 77% from $32.4 million in 2000 to $57.5 million in 2001. These increases in service revenues were due to the growth of consulting revenues associated with license agreements signed in earlier periods. Although we have been adding new customers over the past two years, some customers have not renewed their maintenance agreements and thus support revenues have remained flat during both 2001 and 2002. During 2003, we expect service and other revenues to decrease slightly from 2002. We expect consulting revenue to decline slightly and support revenue to remain flat in 2003 due the decrease in license revenue in 2002, the relatively low new customer installations in 2002 and our expectation of only a slight increase in license revenue in 2003.

Included in deferred revenue as of December 31, 2002 is approximately $1.1 million of unrecognized revenues from Government grants which are subject to the resolution of outstanding audits with the Government. We expect some of these audits will be resolved in 2003 which may result in repaying some amount to the Government and/or recognition of certain deferred Government grant revenues.

Cost of Revenues

License.    Cost of license revenues consists of royalty payments to third parties for technology incorporated into our product. Cost of license revenues increased 77% from $1.6 million in 2001 to $2.8 million in 2002. This increase was due primarily to the write-off during 2002 of a non-cancelable royalty agreement that we determined will have no future utility to us. Cost of license revenues increased 72% from $935,000 in 2000 to $1.6 million in 2001. This increase was due to an increase in sales of those particular license products which incorporate third-party technology. We expect cost of license revenues to continue to fluctuate in the future as it is dependent upon the third-party technology incorporated into our products and the buying patterns of our customers.

Service and other.    Cost of service and other revenues consists of salaries, facility costs, travel expenses and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues increased 10% from $29.8 million in 2001 to $32.7 million in 2002. This increase was primarily due to increased travel expenses of $2.5 million incurred by our professional services group related to increased consulting revenues in the current year. Cost of service and other revenues increased 35% from $22.1 million in 2000 to $29.8 million in 2001. This increase resulted from $6.6 million in additional salary costs from hiring additional service personnel, including the addition of employees that resulted from the acquisition of XMLSolutions in 2001, as well as increased facility costs of $1.7 million associated with additional personnel. We expect that the cost of service and other expenses will decrease slightly in 2003 due to the restructuring and cost savings efforts we undertook in 2002.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses decreased 25% from $96.5 million in 2001 to $72.7 million in 2002. This decrease was primarily due to decreased salary expenses of $8.9 million due to our workforce reductions in the current fiscal year, decreased commissions of $7.8 million due to lower license revenue, decreased facilities costs of $3.1 million and decreased travel expense of $2.5 million. Sales and marketing expenses increased 23% from $78.4 million in 2000 to $96.5 million in 2001. This increase was primarily the result of increases in salary costs of $22.1 million from hiring additional sales and marketing personnel, increased facilities costs of $3.2 million as we expanded our domestic and international field offices, and increased travel expenses of $1.9 million associated with our larger sales force as we expanded our operations, which was offset by a decrease in advertising expenses of $3.9 million, a decrease in commission expense of $3.5 million and a decrease in external recruiting expenditures of $1.7 million. In 2003, we expect that sales and marketing expenses will be lower as compared to 2002 due to cost saving efforts initiated in 2002.

Research and Development.    Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 24% from $41.0 million in 2001 to $31.0 million in 2002. This decrease was primarily due to decreased salary expenses of $6.7 million arising from our workforce reductions in 2002, as well as related decreases in most other expense areas. Research and development expenses increased 39% from $29.4 million in 2000 to $41.0 million in 2001. This increase was primarily the result of increased salary expenses of $9.3 million related to additional personnel, including the addition of XMLSolutions employees, and increased facilities costs of $1.2 million associated with the increase in personnel as we expanded our operations. In 2003, we anticipate that research and development expenses will decrease due to reduced headcount and other cost saving efforts initiated in 2002.

General and Administrative.    General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses increased 3% from $20.2 million in 2001 to $20.7 million in 2002. This slight increase is primarily attributable to an increase in outside consulting expenses of $1.0 million associated with the implementation of our internal computer systems. General and administrative expenses increased 42% from $14.2 million in 2000 to $20.2 million in 2001. The increase was primarily attributable to increases in personnel expenses of $5.2 million to support our expanding operations and a $2.0 million loss on disposal of a software asset in 2001 offset by decrease in bad debt expense of $1.8 million. In 2003, we expect that general and administrative expenses will decrease slightly as compared to 2002 due to reduced headcount and other cost saving efforts initiated in 2002.

Stock-based compensation.    Total stock-based compensation expenses were $1.6 million in 2002, $1.8 million in 2001 and $3.4 million in 2000. Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. During 2002, we modified the stock option vesting terms of option grants made to two former executives. In accordance with APB 25, “Accounting for Stock Issued to Employees,” we recorded $695,000 additional non-cash stock-based compensation expense in 2002 as a result of these grant modifications. We expect to record employee stock-based compensation expenses of approximately $400,000 and $100,000 for the years ending December 31, 2003 and 2004, respectively. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. For the year ended December 31, 2002, we did not incur any stock-based compensation expense in connection with stock issued to non-employees for services. For the years ended December 31, 2001 and 2000, we recorded $120,000 and $320,000, respectively, of stock-based compensation expense in connection with stock issued for services.

Amortization and impairment of intangible assets.    Amortization and impairment of purchased intangible assets associated with the acquisition of XML Solutions in April 2001 resulted in charges to earnings of $2.7 million for the year ended December 31, 2002 and $3.6 million in the year ended December 31, 2001. The $3.6 million amortized in 2001 also includes $2.0 million of amortized goodwill. During the year ended December 31, 2002, we performed an assessment of the carrying value of our intangible assets under the provision of SFAS 144 (see Note 8 of Notes to Consolidated Financial Statements) in light of sustained negative economic conditions which impacted our operations and expected future revenues. As a result of this assessment, we recorded an impairment charge of $1.4 million in the fourth quarter of 2002, effectively reducing the carrying value of all intangible assets to zero. This charge was based on a comparison of the fair value of the underlying intangible assets, which was calculated based on the discounted cash flows expected during their remaining useful lives, to their carrying value. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our underlying businesses, there is significant judgment in attributing cash flows to our intangible assets over their respective estimated useful lives.

Impairment of Goodwill.    We accounted for the acquisition of XMLSolutions in April 2001 under the purchase method of accounting which resulted in $8.3 million of goodwill being recorded at the time of purchase. Goodwill associated with this purchase was amortized over its estimated life of three years in 2001. However, in accordance with SAFS 142, as referenced in Note 7 in the Notes to Consolidated Financial Statements, beginning January 1, 2002, we discontinued the amortization of goodwill. During the year ended December 31, 2002, we performed an assessment of the carrying value of our goodwill. The assessment was performed because our market capitalization had declined significantly, on what was considered to be an-other-than temporary basis, and because sustained negative economic conditions have impacted our operations and expected future revenues. We evaluated goodwill under the provisions of SFAS 142 (See Note 7 of Notes to Consolidated Financial Statements) during the second quarter of 2002. Goodwill was tested for impairment by calculating the fair value of Vitria as a whole, based on our market capitalization at June 30, 2002, and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill with its carrying value. As a result of this assessment, we recorded an impairment charge of $7.0 million related to goodwill in the quarter ended June 30, 2002, effectively reducing the carrying value of goodwill to zero.

Restructuring Charges.    In the year ended December 31, 2002 we initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002, we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of our workforce measured as of the beginning of 2002. The workforce reductions affected all functional areas. We also consolidated facilities in the United States and the United Kingdom and wrote-off related leasehold improvement and equipment. We closed two buildings at our Sunnyvale headquarters location and significantly reduced occupied space in our sales offices in Dallas and Herndon in the United States and in Bracknell in the United Kingdom. As a result of the restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments which included $463,000 of written-off leasehold improvements and equipment. We expect to achieve annualized cost savings of approximately $38.0 million from the restructuring actions initiated in the year ended December 31, 2002.

The facilities consolidation charge of $15.4 million was calculated using our best estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. We have engaged brokers to locate tenants to sublease these facilities, however, none of these facilities have been sublet to date. As of December 31, 2002, $13.1 million of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by 2013. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from our estimates and accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

The following is an estimated lease payout schedule, net of estimated sublease income (in thousands):

	Year ending December 31,					Total estimated net payments
	2003	2004	2005	2006	2007
Future lease payments for restructured facilities	$4,590	$5,029	$4,555	$1,802	$2,163	$18,139
Estimated future sublease income	(285)	(1,221)	(1,312)	(583)	(1,688)	(5,089)

Net future lease payments on restructured facilities	$4,305	$3,808	$3,243	$1,219	$475	$13,050

We expect to undertake additional restructuring actions in 2003 to further reduce expenses and better align our cost structure with anticipated revenue levels. In January 2003, we further reduced our workforce by approximately 90 employees or 16% of our workforce measured as of the beginning of 2003. The workforce reduction affected all functional areas. We also plan to close additional facilities and write off related leasehold improvements in the quarter ending March 31, 2003. Due to this restructuring action, we expect to take an additional charge of $10 to $15 million in the first quarter of 2003.

Acquired In-Process Technology.  In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, we recognized an expense of $1.5 million in 2001 in conjunction with the completion of the acquisition of XMLSolutions for in-process technology relating to XMLSolutions’ Collaborative Enablement Program.

Other Income, net.    Interest and other income decreased $5.3 million, or 63%, from $8.4 million in 2001 to $3.1 million in 2002. Interest and other income decreased $4.6 million, or 35%, from $13.0 million in 2000 to $8.4 million in 2001. These decreases were mainly due to lower interest rates on our short-term investments and lower interest generating cash and investment balances. Also in 2002, we incurred a charge of $164,000 associated with an other-than-temporary decline in value of our equity in a private company. In 2001, we wrote off $2.6 million from the value of our equity investments in two private companies, which was offset by a gain of $2.0 million realized from the sale of another equity investment in a private company.

Provision for Income Taxes

We recorded income tax provisions of $1.2 million, $1.0 million and $584,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The provisions relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenues. We have not recognized the benefits of deferred tax assets for any period, since inception, because the realization of such benefits cannot be reasonably assured.

Liquidity and Capital Resources

	Year ended December 31,			Percent Change 2002 vs. 2001	Percent Change 2001 vs. 2000
	2002	2001	2000
	(in thousands)
Working Capital	$101,258	$147,574	$197,118	(31%)	(26%)
Cash, cash equivalents and short term investments	117,863	157,213	224,138	(25%)	(30%)
Net cash provided by (used in) operating activities	(56,129)	(60,979)	20,914	(8%)	392%
Net cash provided by (used in) investing activities	36,491	(38,420)	(93,801)	195%	(59%)
Net cash provided by financing activities	643	5,341	175,567	(88%)	(97%)

As of December 31, 2002, we had approximately $42.4 million of cash and cash equivalents, $75.4 million of short-term investments, $101.3 million of working capital, and $9.9 million of long-term liabilities. As of December 31, 2001, we had $60.5 million of cash and cash equivalents, $96.7 million of short-term investments, $147.6 million of working capital and $811,000 of long-term liabilities.

We used $4.9 million less in operating activities in 2002 than we did in 2001. This was due to a larger net loss in 2002 than 2001, offset by a decrease in our accounts receivable balances (due to higher cash collections as well as lowered revenues), and an increase in our accrued restructuring balance (due to the restructuring actions we undertook in 2002). In 2001, we used $82.0 million more cash in our operating activities than we did in 2000. This was primarily due to an increase in our net loss over the prior year and a decrease in our deferred revenue balance.

During the year ended December 31, 2002, our net accounts receivable decreased $22.1 million from $37.2 million at December 31, 2001 to $15.1 million at December 31, 2002. The reason for the decline was due to strong collections in 2002 and to lower revenues in the twelve months ended December 31, 2002. The lower revenue trend is likely to have a negative impact our future cash flows through at least the next quarter. At December 31, 2002, our gross accounts receivable balance is $17.4 million with an allowance for doubtful accounts of $2.3 million.

During the year ended December 31, 2002, our deferred revenue balance decreased $13.9 million from $27.3 million at December 31, 2001 to $13.4 million at December 31, 2002. The primary reason for the significant decline is a decrease in our deferred revenue relating to support due to lower than anticipated license revenues in 2002 and declining maintenance renewal rates. In addition, our deferred revenue relating to consulting has decreased due to the completion of projects that were initiated in 2001.

Net cash provided by investing activities increased $74.9 million or 195% in 2002 compared to 2001. In 2001, net cash used in investing activities decreased $55.4 million, or 59%, compared to 2000. These changes in investing activities reflect the fact that in both 2002 and 2001 we used more cash from the maturities of our investments to fund our operations than we had in each preceding year, rather than re-investing the funds when the investments matured.

Net cash generated from financing activities consists primarily of net proceeds from the issuance of common stock offset in 2002 by the purchase of treasury stock. Net cash generated from financing activities decreased $4.7 million, or 88%, from 2001 to 2002. This decrease was due to a lower number of stock option exercises during 2002. Net cash generated from financing activities decreased $170.2 million, or 97%, from 2000 to 2001. The large decrease from 2000 to 2001 was due to our follow-on offering of common stock in 2000, which raised approximately $171.2 million.

Contractual Obligations and Commitments

At December 31, 2002, we had contractual obligations and commercial commitments of approximately $34.1 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

	Year ending December 31,					2008 and thereafter	Total minimum lease payment
	2003	2004	2005	2006	2007
Operating Leases	$8,899	$6,968	$6,608	$4,738	$2,179	$4,426	$33,818
Capital Leases	84	95	70	—	—	—	249

Total	$8,983	$7,063	$6,678	$4,738	$2,179	$4,426	$34,067

Operating lease commitments shown above include $16.2 million of operating lease commitments under leases for abandoned facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of December 31, 2002. We do not have any material commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

Off-Balance Sheet Arrangements

At December 31, 2002 and 2001, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often refereed to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Facilities with Silicon Valley Bank

In June 2002, we entered into a $15.0 million revolving line of credit agreement with Silicon Valley Bank. We amended this agreement in November 2002. Interest on outstanding borrowings accrues at the bank’s prime rate of interest. The facility is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require us to maintain, among other things, a minimum cash, cash equivalents, and short-term investments balance of $90.0 million. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments.

As of December 31, 2002, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $13.5 million related to certain office leases at December 31, 2002.

Stock Repurchase Program

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of December 31, 2002, 495,600 shares had been repurchased in the open market at a total cost of approximately $496,000.

Operating Capital and Capital Expenditure Requirements

Estimated future uses of cash over the next twelve months are primarily to fund operations and to a lesser extent to fund capital expenditures. For the next twelve months, we expect to fund these uses from available cash balances, cash generated from operations, if any, and interest on available cash and investment balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors of the marketplace in which we operate.

In the past, we have invested significantly in our operations. For the next year, we expect that operating expenses will decrease in absolute dollars due to restructuring actions and other cost reduction efforts. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in the next year to be at approximately the same level of spending as in fiscal year 2002. The lease for our headquarters building in Sunnyvale expires in August 2003; if we were to move to a different location, we believe we will incur up to $1 million in leasehold improvements and moving expense in 2003. Our actual expenses could be higher. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest selectively in sales, marketing and research and development and expect to incur operating losses for at least the first half of 2003. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

Recently Issued Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combination, on January 1, 2002. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on January 1, 2002. Under this pronouncement, goodwill and those intangible assets with indefinite lives are no longer amortized but rather are tested for impairment at least annually and when events and circumstances indicate that their fair value has been reduced below carrying value (see Notes 7 and 8 of Notes to Consolidated Financial Statements). SFAS 142 also requires that goodwill be tested for impairment upon adoption. Furthermore, upon adoption, approximately $1.0 million classified as assembled workforce was reclassified to goodwill. SFAS 142 requires that goodwill be tested for impairment using a two-step impairment analysis. In addition, certain disclosures are required to be presented until all periods are accounted for in accordance with SFAS 142. Pro-forma financial information presented in Note 7 of Notes to Consolidated Financial Statements reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented.

We adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Existing restructuring initiatives will not be affected by the adoption of this Statement.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K. The accounting profession continues to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on our future financial results. Therefore, although we currently do not believe these provisions will have a material effect on our operating results or financial position, we will continue to evaluate the impact of FIN 45.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, and to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net loss and loss per share if we accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our operations results or financial condition.

Beginning on January 1, 2002 we adopted FASB Emerging Issues Task Force No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. EITF 01-14 requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue. Previously they were not included in the statement of operations. Adjustments to prior period financial statements have not been made because the amounts have not been material. The Announcement has had no impact on gross profit or net income but has minimally increased services revenue and cost of services revenue.

Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the fourth quarter of 2002 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at December 31, 2002 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.

The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less.

Table of investment securities (in thousands) as of December 31:

	Fair Value	2002 Weighted Average Interest Rate	Fair Value	2001 Weighted Average Interest Rate
Cash and cash equivalents	$42,427	1.62%	$60,479	4.28%
Short-term investments	75,436	2.28%	115,059	4.65%

Total cash and investment securities	$117,863		$175,538

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America.

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

Our outstanding forward contracts as of December 31, 2002 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in December 2002 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 35 days or less as of December 31, 2002.

Currency sold forward	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Euros	$1,143	0.965
British pounds	2,331	0.632

Total	$3,474

RISKS ASSOCIATED WITH VITRIA’S BUSINESS AND FUTURE OPERATING RESULTS

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

Our quarterly results depend primarily upon entering into new or follow-on contracts to generate revenues for that quarter. New contracts may not result in revenue in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our operating results are also dependent upon our ability to manage our cost structure.

We have incurred substantial operating losses since inception and we cannot guarantee that we will become profitable in the future.

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $170.9 million as of December 31, 2002. During 2002, we reduced our workforce by 285 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a charge of $19.5 million, of which approximately $4.2 million is comprised of severance related charges and $15.4 million of committed excess facilities payments. In addition, in January 2003, we further reduced our workforce by 90 employees and in March 2003 we took additional measures to consolidate our facilities. Despite these recent measures in order to remain competitive we intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to continue report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues from essentially one product, BusinessWare and our business could be materially harmed by factors that adversely affect the pricing and demand for BusinessWare.

Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our BusinessWare product and for applications built using that product. Accordingly, our future operating results will depend on the demand for BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

During 2002, we had a net loss of $91.7 million and our operating activities used $56.1 million of cash. As of December 31, 2002, we had approximately $117.9 million in cash and cash equivalents and short-term investments, $101.3 million in working capital, and $9.9 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	acquire technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenues and could seriously harm our business.

The challenging economic environment in the United States and abroad, and especially the continued reluctance of companies to make significant expenditures on information technology, could reduce demand for our products and cause our revenues to continue to decline.

The downturn in the U.S. and the world economy may cause a further decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. Over approximately the past two years, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has resulted in lower revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

In addition, international events threaten to deepen and prolong the challenging economic environment. Terrorism and the threat thereof, as well as actual or threatened war or hostilities in various regions, could cause companies further to delay or moderate their capital expenditures, thereby harming our financial performance.

We experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter.

Our product is often used by our customers to deploy mission-critical solutions used throughout their organization. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. Many customers will be addressing these issues for the first time. As a result, we or other parties, including system integrators, must educate potential customers on the use and benefits of our product and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within the customer’s organization. Because of these issues, our sales cycle has ranged from six to nine months, and in some cases even longer, and it is very difficult to predict whether and when any particular license transaction might be completed. In addition, the downturn in the U.S. economy has caused some customers to increase budgetary controls or require additional management approvals within the customers’ organization prior to committing to significant capital purchases, either of which could result in an increased sales cycle.

Because a small number of customers have in the past accounted for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

Sales to our ten largest customers accounted for 30% of total revenues in the fiscal year ended December 31, 2002. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

If we are not successful in developing industry specific solutions based on BusinessWare, our ability to increase future revenues could be harmed.

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

To date we have concentrated our sales and marketing efforts toward companies in the telecommunications, manufacturing, financial services, energy, insurance and healthcare industries. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

Our products may not achieve market acceptance, which could cause our revenues to decline.

Deployment of our products requires interoperability with a variety of software applications and systems and, in some cases, the ability to process a high number of transactions per second. If our products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to license our product to additional customers.

We are currently not in compliance with the Nasdaq National Market’s listing criterion requiring us to maintain a minimum bid price of $1.00, and our common stock could be delisted from the Nasdaq National Market.

On October 21, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement of $1.00 for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement for at least 10 consecutive trading days during the 90 calendar days ending January 21, 2003, our common stock may be subject to delisting from the Nasdaq National Market. On February 3, 2003, we received another letter from Nasdaq, notifying us that we had failed to regain compliance with the minimum bid price requirement. On March 18, 2003, we received a letter from Nasdaq extending the compliance period to April 21, 2003.

If we are unable to regain compliance with the Nasdaq National Market requirements before April 21, 2003, we have several alternatives that may be available to us in order to avoid being delisted. For example, in January 2003, we filed with the SEC a preliminary proxy relating to a special stockholders meeting we intended to convene to seek authorization from our stockholders to allow the Board of Directors to implement a reverse stock split with a ratio in the range of 2-to-1 to 6-to-1. That proxy was never finalized or mailed to stockholders and the Board does not today have authority to implement a reverse stock split. We could again seek such authorization from our stockholders, and if such authorization were to be granted, the Board could choose to implement a reverse stock split. While there is no guarantee that our stock price would continue to trade above $1.00 for any period of time, a reverse stock split could allow us to forestall, at least temporarily, a delisting action by Nasdaq.

In addition, upon our request and at the discretion of Nasdaq, we could seek to have our common stock transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets”. Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect us including, without limitation, the following:

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions;

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of Vitria by securities analysts may decrease or cease entirely; and

•	we may lose current or potential investors and customers.

Our markets are highly competitive and, if we do not compete effectively, we may suffer price reductions, reduced gross margins and loss of market share.

The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current competitors include BEA, IBM Corporation, IONA, Microsoft Corporation, Mercator Software, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality. These or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we also face or may soon face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these vendors include JD Edwards, Oracle, PeopleSoft, Siebel Systems and SAP AG.

Many of our competitors have more resources and broader customer and partner relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to offer a single solution and increase the ability of their products to address customer needs. Although we believe that our solutions generally compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

Our revenues will likely decline if we do not develop and maintain successful relationships with system integrators.

System integrators install and deploy our products and those of our competitors, and perform custom integration of systems and applications. Some system integrators engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our product than we would otherwise have to, and our efforts may not be as effective as those of the system integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms for recommendations of our product during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have strong relationships with these system integrators and, as a result, these system integrators may recommend competitors’ products and services. In addition, a number of our competitors have relationships with a greater number of these system integrators and, therefore, have access to a broader base of enterprise customers. Our failure to establish or maintain these relationships would significantly harm our ability to license and successfully implement our software product. In addition, we rely on the industry expertise and reach of these firms. Therefore, this failure would also harm our ability to develop industry-specific products. We are currently investing, and plan to continue to invest, significant resources to develop and maintain these relationships. Our operating results could be harmed if these efforts do not generate license and service revenues necessary to offset this investment.

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

We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products from our competitor’s products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Our products could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights.

Software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Any claims, with or without merit, could be time- consuming, result in costly litigation, prevent product shipment or cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms or license a substitute technology or redesign our product to avoid infringement, our business would be harmed. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed to us or are using confidential or proprietary information.

Our significant international operations may fail to generate significant product revenues or contribute to our drive toward profitability, which could result in slower revenue growth and harm our business.

We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Brazil, Taiwan, Korea, Mexico, Singapore, Canada, Australia and Spain and intend to establish additional international offices. During 2002, 35% of our revenue was derived from international markets. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001 and in February 2003, Vitria and certain of our officers and directors were named as defendants in class action shareholder complaints. This litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. See Item 3 “Legal Proceedings” for more information regarding this litigation.

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

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified Board of Directors requiring that not all members of the Board of Directors may be elected at one time;

•	authorizing the issuance of “blank check” preferred stock that could be issued by our Board of Directors of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the Board of Directors of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of December 31, 2002, our executive officers, directors and their affiliates beneficially own approximately 36% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

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

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 27, 2003 in the section entitled “Proposal 1-Election of Directors” and is incorporated into this report. Information concerning our Executive Officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 27, 2003, under the caption “Executive Compensation,” and is incorporated by reference into this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 27, 2003, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference into this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 27, 2003, under the caption “Certain Relationships and Related Transactions,” and is incorporated by reference into this report.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page
1.	Consolidated Financial Statements and Reports of Independent Auditors	43

2.	Notes to Consolidated Financial Statements	48

3.	Consolidated Financial Statement Schedule

	Schedule II—Valuation and Qualifying Accounts	76

	All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

4.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(a) Reports on Form 8-K – None.

VITRIA TECHNOLOGY, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vitria Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Vitria Technology, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15 of this Annual Report for the year ended December 31, 2002 and 2001. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitria Technology, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 22, 2003

VITRIA TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$42,427	$60,479
Short-term investments	75,436	96,734
Accounts receivable, net	15,108	37,215
Other current assets	3,111	6,251

Total current assets	136,082	200,679
Restricted investments	—	18,325
Property and equipment, net	9,179	14,000
Intangible assets, net	—	2,752
Goodwill, net	—	7,247
Other assets	1,363	1,424

Total assets	$146,624	$244,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,264	$3,569
Accrued liabilities	14,872	22,227
Accrued restructuring expenses	4,258	—
Deferred revenue	13,430	27,309

Total current liabilities	34,824	53,105

Long-Term Liabilities:
Accrued restructuring expenses	8,936	—
Other long-term liabilities	916	811

Total long-term liabilities	9,852	811
Commitments and contingencies

Stockholders’ Equity:
Preferred stock: issuable in series $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 600,000 shares authorized; 130,904 and 130,249 shares issued; 130,408 and 130,249 shares outstanding at December 31, 2002 and 2001, respectively	131	130
Additional paid-in capital	273,320	271,596
Unearned stock-based compensation	(517)	(1,547)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income (loss)	620	(241)
Accumulated deficit	(170,917)	(79,234)
Treasury stock, at cost, 496 shares	(496)	—

Total stockholders’ equity	101,948	190,511

Total liabilities and stockholders’ equity	$146,624	$244,427

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	$36,009	$77,518	$102,287
Service and other	61,318	57,466	32,442

Total revenues	97,327	134,984	134,729

Cost of revenues:
License	2,845	1,607	935
Service and other	32,719	29,759	22,051

Total cost of revenues	35,564	31,366	22,986

Gross profit	61,763	103,618	111,743
Operating expenses:
Sales and marketing	72,709	96,535	78,361
Research and development	30,970	40,978	29,441
General and administrative	20,736	20,168	14,230
Stock-based compensation	1,616	1,820	3,420
Amortization and impairment of intangible assets	2,748	3,608	—
Impairment of goodwill	7,047	—	—
Restructuring charges	19,516	—	—
Acquired in-process technology	—	1,500	—

Total operating expenses	155,342	164,609	125,452

Loss from operations	(93,579)	(60,991)	(13,709)
Interest income	2,888	9,221	13,165
Other income (expenses), net	195	(806)	(150)

Net loss before income taxes	(90,496)	(52,576)	(694)
Provision for income taxes	1,187	1,046	584

Net loss	$(91,683)	$(53,622)	$(1,278)

Basic and diluted net loss per share	$(0.71)	$(0.42)	$(0.01)

Weighted average shares used in calculating basic and diluted net loss per share	129,586	126,851	122,365

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Stock-based Compensation	Notes Receivable from Shareholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 1999	123,502	$124	$91,228	$(7,223)	$(291)	$(54)	$(24,334)	$—	$59,450
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,278)	—	(1,278)
Other comprehensive loss—
Foreign currency translation	—	—	—	—	—	(72)	—	—	(72)
Unrealized gain (loss) on marketable debt securities	—	—	—	—	—	58	—	—	58

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,292)
Issuance of common stock, net	4,722	4	175,563	—	—	—	—	—	175,567
Amortization of deferred stock compensation	—	—	—	3,620	—	—	—	—	3,620
Reversal of deferred stock compensation due to employees termination	—	—	(200)	—	—	—	—	—	(200)

Balance at December 31, 2000	128,224	128	266,591	(3,603)	(291)	(68)	(25,612)	—	237,145
Comprehensive loss:
Net loss	—	—	—	—	—	—	(53,622)	—	(53,622)
Other comprehensive loss—
Foreign currency translation	—	—	—	—	—	(288)	—	—	(288)
Unrealized gain (loss) on marketable debt securities	—	—	—	—	—	115	—	—	115

Total comprehensive loss	—	—	—	—	—	—	—	—	(53,795)
Issuance of common stock, net	2,025	2	5,241	—	—	—	—	—	5,243
Amortization of deferred stock compensation	—	—	—	2,056	—	—	—	—	2,056
Reversal of deferred stock compensation due to employees termination	—	—	(236)	—	—	—	—	—	(236)
Repayment of notes receivable from shareholders	—	—	—	—	98	—	—	—	98

Balance at December 31, 2001	130,249	130	271,596	(1,547)	(193)	(241)	(79,234)	—	190,511
Comprehensive loss:
Net loss	—	—	—	—	—	—	(91,683)	—	(91,683)
Other comprehensive loss—
Foreign currency translation	—	—	—	—	—	943	—	—	943
Unrealized gain (loss) on marketable debt securities	—	—	—	—	—	(82)	—	—	(82)

Total comprehensive loss	—	—	—	—	—	—	—	—	(90,822)
Issuance of common stock, net	655	1	1,138	—	—	—	—	—	1,139
Amortization of deferred stock compensation	—	—	695	1,030	—	—	—	—	1,725
Reversal of deferred stock compensation due to employees termination	—	—	(109)	—	—	—	—	—	(109)
Treasury stock purchases	(496)	—	—	—	—	—	—	(496)	(496)

Balance at December 31, 2002	130,408	$131	$273,320	$(517)	$(193)	$620	$(170,917)	$(496)	$101,948

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(91,683)	$(53,622)	$(1,278)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of goodwill and intangible assets	2,748	3,608	—
Acquired in-process technology	—	1,500	—
Impairment of goodwill	7,047	—	—
Loss on write-down of equity investments	164	2,636	—
Gain on sale of equity investments	—	(2,000)	—
Loss on disposal of fixed assets	966	2,070	—
Depreciation	6,905	6,486	3,210
Stock-based compensation	1,616	1,820	3,420
Provision for doubtful accounts	351	1,165	2,922
Changes in assets and liabilities:
Accounts receivable	21,756	(720)	(28,368)
Other current assets	3,140	1,925	(4,749)
Other assets	(103)	46	(246)
Accounts payable	(1,305)	314	995
Accrued liabilities	(7,151)	(6,237)	14,024
Accrued restructuring charges	13,194	—	—
Deferred revenue	(13,879)	(19,970)	30,984
Other long-term liabilities	105	—	—

Net cash (used in) provided by operating activities	(56,129)	(60,979)	20,914

Investing activities:
Acquisition of XMLSolutions, net of cash acquired	—	(8,869)	—
Purchases of property and equipment	(3,050)	(6,677)	(13,922)
Purchases of investments	(149,462)	(397,072)	(220,393)
Proceeds from maturities of investments	189,003	370,198	145,614
Sales (purchases) of equity investments	—	4,000	(5,100)

Net cash provided by (used in) investing activities	36,491	(38,420)	(93,801)

Financing activities:
Collection of notes receivable	—	98	—
Issuance of common stock, net	1,139	5,243	175,567
Acquisition of treasury stock	(496)	—	—

Net cash provided by financing activities	643	5,341	175,567

Effect of exchange rate changes on cash and cash equivalents	943	(289)	(72)

Net (decrease) increase in cash and cash equivalents	(18,052)	(94,347)	102,608
Cash and cash equivalents at beginning of year	60,479	154,826	52,218

Cash and cash equivalents at end of year	$42,427	$60,479	$154,826

Supplemental non-cash information:
Income taxes paid	$932	$638	$35

Interest paid	$—	$9	$23

Total non-cash disclosures
Purchases of equipment financed by capital leases	$264	$—	$—
Total non-cash disclosures related to the acquisition of XMLSolutions:
Tangible assets acquired (excluding cash of $241)	$—	$1,608	$—
Acquired in-process technology	$—	$1,500	$—
Goodwill and other intangible assets acquired	$—	$13,607	$—
Liabilities assumed	$—	$7,846	$—

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

The Company

Vitria Technology, Inc. (the “Company”), develops, markets and supports a family of software products, BusinessWare, and its applications, which enable customers to gain greater real-time operational visibility and control of strategic business processes. The Company was incorporated in California in October 1994. The Company reincorporated in Delaware in July 1999.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Foreign currency

The functional currencies of the Company’s subsidiaries are the local currencies. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented.

Cash, cash equivalents, short-term investments and restricted investments

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents and investments with original maturities greater than three months to be short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in other comprehensive income (loss). Fair values are based upon quoted prices in an active market, or if that information is not available, on quoted market prices of instruments of similar characteristics. All of the Company’s short-term available-for-sale securities have a contractual maturity of one year or less. Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense.

At December 31, 2001, certain of the Company’s investments were restricted from use in operations for the purpose of securing standby letters of credit issued in conjunction with certain leased facilities with varying expiration dates, through June 2013. These restrictions were removed in June 2002 and the restricted investments were reclassified to cash equivalents and short-term investments.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives of three years are used for computer equipment, software

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licenses and furniture and fixtures. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives, whichever is shorter.

Goodwill

The cost of business acquisitions are first allocated to tangible and intangible assets and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Goodwill was amortized on a straight-line basis over an estimated useful life of 3 years under then-current accounting guidance until December 31, 2001. As of January 1, 2002, the amortization of any remaining book value of goodwill ceased and the new impairment-only model applied in accordance with FAS 142. We performed an impairment test of goodwill upon transition to FAS 142 on January 1, 2002, and found no impairment. However, due to a significant, and what was considered to be other than temporary, decrease in the Company’s market capitalization in the second quarter of 2002, we again performed an impairment assessment. Due to our assessment results, all remaining goodwill, which totaled $7.0 million, was written off during the year ended December 31, 2002. See Note 7.

Long-lived assets (other than goodwill)

The Company periodically assesses the impairment of long-lived assets, including acquired intangible assets and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company’s over all business. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and their eventual disposition against their carrying amounts. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with fair value determined based on an estimate of discounted future cash flows. For the year ended December 31, 2002, the Company recorded $1.4 million of impairment charges related to intangible assets. See Note 8.

Revenue recognition

We derive revenues from software licenses to end users for BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of sell-through arrangement to an end user has been received.

Marketing assistance fees are paid to certain partners who have contributed to the successful completion of a license transaction in accordance with a written agreement and a specific project executed with Vitria. Such fees are recorded as a reduction against the license revenue.

Service and other revenues include product maintenance and support, consulting, training and government grants. Customers who license BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are initially deferred and recognized ratably over the term of the contract. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a-per student or per-class basis and recognized as the classes are attended. Service and other revenues include reimbursements received for out of pocket expenses incurred and the related costs are included in cost of service and other revenues, in accordance with EITF 01-14, which was adopted in January, 2002. Adjustments to prior period financial statements have not been made because the amounts have not been material.

Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provision of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We recognize revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses. These arrangements have not been common and, therefore, the significant majority of the Company’s license revenue in the past three years has been recognized under the guidance of SOP 97-2.

Fair value of financial instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments. Forward contracts to buy or sell foreign currencies are recorded at fair market value. The carrying amount of the Company’s capital lease obligations approximate its fair value. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Advertising costs

Advertising costs are expensed as incurred and totaled approximately $105,000, $353,000 and $6.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software development costs for internal use

The Company capitalizes certain external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. As of December 31, 2002, we had accumulated $197,000 in development costs for internal use software which had not yet been placed into service. These costs will be amortized over their estimated useful lives (generally three years), beginning when the computer software is ready for its intended use.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued by the Financial Accounting Standards Board, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure. Under APB 25 and related interpretations, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock option plans and under the Company’s Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(91,683)	$(53,622)	$(1,278)

Add: stock-based employee compensation expense included in reported net income	1,616	1,820	3,420
Deduct: total stock-based compensation expense determined under fair value based method for all awards	6,886	(17,099)	(76,501)

Pro forma net income	$(83,181)	$(68,901)	$(74,359)

Net loss per share as reported	$(0.71)	$(0.42)	$(0.01)

Pro forma net loss per share	$(0.64)	$(0.54)	$(0.61)

Total shares used in calculation	129,586	126,851	122,365

Because the determination of fair value of all options granted prior to the time the Company became a public entity excludes volatility factors, the above results may not be representative of future periods.

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the rates expected to apply to taxable income in the periods the associated assets and liabilities are expected to be settled or realized. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net income (loss) per share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Basic earnings per share does not include shares subject to the Company’s right of repurchase, which lapses ratably over the related vesting term. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to the Company’s right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(91,683)	$(53,622)	$(1,278)

Denominator:
Weighted average shares of common stock	130,381	129,301	127,193
Less weighted shares subject to repurchase	(795)	(2,450)	(4,828)

Denominator for basic and diluted calculation	129,586	126,851	122,365

Net loss per share:
Basic and diluted	$(0.71)	$(0.42)	$(0.01)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended December 31,
	2002	2001	2000
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	2,522	5,644	11,965
Common stock subject to repurchase agreements	795	2,450	4,828

Total	3,317	8,094	16,793

Comprehensive loss

Comprehensive loss is comprised of the net loss and other comprehensive earnings such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net loss	$(91,683)	$(53,622)	$(1,278)
Other comprehensive loss
Foreign currency translation adjustment	943	(288)	(72)
Unrealized gain (loss) on securities	(82)	115	58

Comprehensive loss	$(90,822)	$(53,795)	$(1,292)

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2002	2001
Foreign currency translation	$579	$(364)
Unrealized gain on marketable debt securities	41	123

Total accumulated other comprehensive gain (loss)	$620	$(241)

Segment information

During each of the three years ended December 31, 2002 the Company’s management considers its business activities to be focused on the license of its products and related services to end-user customers. Since management’s primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Vitria sells its products primarily to the healthcare, financial services and telecommunications markets in the United States and in foreign countries through its direct sales personnel and its alliance partners (see Note 15).

Concentration of credit risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term investments and accounts receivable. All of the Company’s cash equivalents and short- term investments at December 31, 2002 and 2001, were deposited in money market accounts with financial institutions which management believes are of high credit quality or in commercial paper, auction paper and bonds. The Company’s deposits with financial institutions may at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

The Company derives its revenue primarily from one product, BusinessWare, and applications for that product.

No customer comprised more than 10% of total revenue in 2002, 2001 or 2000.

The following table summarizes receivables from customers in excess of 10% of total accounts receivable the following dates:

	December 31,
	2002	2001
AT&T Corporation	—%	15%
Bell Canada	—%	13%
BP Oil International	13%	—%

Recent accounting pronouncements

The Company adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combination, on January 1, 2002. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets apart from goodwill. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on January 1, 2002. Under this pronouncement, goodwill and those intangible assets with indefinite lives are no longer amortized but rather are tested for impairment at least annually and when events and circumstances indicate that their fair value has been reduced below carrying value (see Notes 7 and 8). SFAS 142 also requires that goodwill be tested for impairment upon adoption. Furthermore, upon adoption, approximately $1.0 million classified as assembled workforce was reclassified to goodwill. SFAS 142 requires that goodwill be tested for impairment using a two-step impairment analysis. In addition, certain disclosures are required to be presented until all periods are accounted for in accordance with SFAS 142. Pro-forma financial information presented in Note 7 reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented.

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Existing restructuring initiatives will not be affected by the adoption of this Statement.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this form 10-K. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on our future financial results. Therefore, although we currently do not believe these provisions will have a material effect on our operating results or financial position, we will continue to evaluate the impact of FIN 45.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, and to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net loss and loss per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 will have a material effect on our operations results or financial condition.

Beginning on January 1, 2002 the Company adopted FASB Emerging Issues Task Force No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. EITF 01-14 requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue. Adjustments to prior period financial statements have not been made because the amounts have not been material. The adoption of this EITF has had no impact on gross profit or net income but has minimally increased services revenue and cost of services revenue.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Balance Sheet Components (in thousands):

	December 31,
	2002	2001
Accounts receivable	$17,370	$40,735
Less: Allowance for doubtful accounts	(2,262)	(3,520)

	$15,108	$37,215

Property and equipment, net
Computer equipment	$10,989	$11,186
Software licenses	4,883	4,319
Furniture and fixtures	2,973	3,030
Leasehold improvements	5,997	5,941
Computer equipment under capital leases	264	—

	25,106	24,476
Less: Accumulated depreciation and amortization	(15,927)	(10,476)

	$9,179	$14,000

Accrued liabilities:
Payroll and related expense	$6,157	$13,232
Capital leases—current portion	84	—
Other	8,631	8,995

	$14,872	$22,227

Other long-term liabilities:
Capital leases	$165	$—
Deferred rent	751	811

	$916	$811

The Company has entered into capital leases in 2002 totaling $249,000 at December 31, 2002. These leases have maturity dates ranging from January 2005 to November 2005 and interest rates that average 10% on an annual basis. Amortization expense for computer equipment under capital leases was approximately $11,000 for the year ended December 31, 2002. Accumulated amortization for computer equipment under capital leases was approximately $11,000 at December 31, 2002 and zero at December 31, 2001.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Cash, Cash Equivalents and Investments

The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$17,400	$—	$—	$17,400
Money market funds	25,027	—	—	25,027
Government securities	25,282	41	—	25,323
Corporate bonds	2,132	—	—	2,132
Auction paper	47,981	—	—	47,981

	$117,822	$41	$—	$117,863

Cash and cash equivalents	$42,427	$—	$—	$42,427
Short-term investments	75,395	41	—	75,436

	$117,822	$41	$—	$117,863

	As of December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$13,041	$—	$—	$13,041
Money market funds	41,981	—	—	41,981
Certificate of deposit	156	—	—	156
Government bonds	45,690	111	(9)	45,792
Municipal bonds	6,474	6	—	6,480
Commercial paper	48,055	10	(3)	48,062
Auction paper	20,026	—	—	20,026

	$175,423	$127	$(12)	$175,538

Cash and cash equivalents	$60,479	$—	$—	$60,479
Restricted investments	18,328	—	(3)	18,325
Short-term investments	96,616	127	(9)	96,734

	$175,423	$127	$(12)	$175,538

Note 4—Equity Investments

The Company held approximately $300,000 and $464,000 of common stock of various private companies at December 31, 2002 and 2001, respectively. These investments are classified as long-term investments and included in other assets in the balance sheet, and are accounted for using the cost method as the Company has an ownership interest of less than twenty percent and does not have the ability to exercise significant influence.

For the year ended December 31, 2002, the Company recognized a loss of $164,000 on the equity investments, reflecting an other-than-temporary decline in value. For the year ended December 31, 2001, the Company sold all of the common stock of a private company and recognized a gain of $2.0 million. It also recognized an other-than-temporary decline in value of $2.6 million in two other equity investments in 2001. No gain or loss was recognized in 2000.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Derivative Financial Instruments

In accordance with Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

To protect against possible changes in values of certain foreign currency denominated receivables, primarily resulting from sales outside the United States, from time to time the Company enters into foreign currency forward contracts. The gains and losses on these forward contracts as well as the offsetting losses and gains on the hedged receivables are recognized in current earnings.

The Company’s outstanding forward contracts as of December 31, 2002 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in December 2002 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 35 days or less as of December 31, 2002. There were no outstanding forward contracts as of December 31, 2001.

Currency sold forward	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Euros	$1,143	0.965
British pounds	2,331	0.632

Total	$3,474

Note 6—Acquisition

On April 11, 2001 Vitria acquired XMLSolutions Corporation, a provider of XML (extended markup language) transformation technology headquartered in McLean, Virginia. The transaction was accounted for using the purchase method of accounting.

The cost to acquire XMLSolutions is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Management’s assessment of the fair value of the acquired assets and liabilities was assisted by a third party valuation.

The total consideration to acquire XMLSolutions was as follows (in thousands):

Cash paid to shareholders	$7,000
Cash advanced to fund expenses	1,271
Transaction costs and expenses	839
Liabilities assumed	7,846

$16,956

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation was as follows (in thousands):

	Amount	Original Life in Years	Original annual amortization of intangibles
Tangible assets acquired	$1,849
Intangible assets acquired
Developed technology	2,500	3	$833
In-process technology	1,500	N/A	N/A
Trademarks	800	3	267
Assembled workforce	2,000	2	1,000
Goodwill	8,307	3	2,769

	$16,956		$4,869

In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, Vitria recognized an immediate expense of $1.5 million in conjunction with this acquisition.

Note 7—Goodwill

During the year ended December 31, 2002, we made an adjustment to reduce the purchase price of XMLSolutions Corporation by $200,000. The reduction in purchase price was due to revised estimates of acquisition related expenses. The adjustment to the purchase price reduced both goodwill and other accrued liabilities by $200,000. In addition, in accordance with SFAS 142, approximately $1.0 million in assembled workforce, classified as intangible assets, was transferred to goodwill as of January 1, 2002. For comparative purposes we have reclassified the balance sheet as of December 31, 2001.

Also during the year ended December 31, 2002, we performed an assessment of the carrying value of goodwill, which was recorded in connection with our acquisition of XMLSolutions in April 2001. The assessment was performed because our market capitalization had declined significantly, and sustained negative economic conditions impacted our operations and expected future revenues. We evaluated goodwill under the provisions of SFAS 142. Goodwill was tested for impairment by calculating the fair value of Vitria as a whole based on our market capitalization at June 30, 2002 and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill to its carrying value. As a result of the assessment, we recorded impairment charges of $7.0 million related to goodwill in the year ended December 31, 2002.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro-forma financial information reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented (in thousands, except per share amounts):

	December 31, 2002	Year ended December 31, 2001	December 31, 2000
	(in thousands, except per share amounts)
Reported net loss	$(91,683)	$(53,622)	$(1,278)
Add back: goodwill amortization (including assembled workforce)	—	2,083	—

Adjusted net loss	$(91,683)	$(51,539)	$(1,278)

Basic and diluted net loss per share:
Reported net loss per share	$(0.71)	$(0.42)	$(0.01)
Add back: goodwill amortization (including assembled workforce)	—	0.01	—

Adjusted net loss per share	$(0.71)	$(0.41)	$(0.01)

Weighted average shares	129,586	126,851	122,365

Note—8 Intangible Assets

SFAS 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified as of January 1, 2002. In accordance with SFAS 142, we transferred approximately $1.0 million of net assembled workforce to goodwill as of January 1, 2002. For comparative purposes we have made this reclassification as of December 31, 2001.

Amortization and impairment expense of purchased intangible assets associated with the acquisition of XMLSolutions was $2.7 million and $3.6 million for the year ended December 31, 2002 and 2001, respectively. The $3.6 million amortized in 2001 also includes $2.0 million of amortized goodwill. In accordance with SFAS 144, the carrying value of our intangible assets are tested for impairment whenever events or changes in circumstances indicate that we may not be able to recover the assets’ carrying amount. An analysis for impairment was conducted in the year ended December 31, 2002 due to sustained negative economic conditions that have impacted our operations. As a result of this assessment, we recorded impairment charges of $1.4 million in the year ended December 31, 2002 related to intangible assets. This charge was based on a comparison of the fair value of the underlying intangible asset, which was calculated based on the discounted cash flows expected during its remaining useful life, to its carrying value. At December 31, 2002 the carrying value of all intangible assets was zero.

Note 9—Credit Agreements

At December 31, 2001, certain of the Company’s investments were restricted from use in operations for the purpose of securing standby letters of credit issued in conjunction with certain leased facilities with varying expiration dates, through June 2013. In June 2002, the Company entered into a $15.0 million revolving line of credit agreement with Silicon Valley Bank, at which time the restrictions on the investments were removed. This credit agreement was amended in November 2002. Per the credit agreement, interest on outstanding borrowings accrues at the bank’s prime rate of interest. The line of credit is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require the Company to maintain, among other things, a minimum cash, cash equivalents, and short-term investments balance of $90.0 million. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. As of December 31, 2002, we had not borrowed against this line of credit. In connection with the

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

line of credit agreement, we have outstanding letters of credit of approximately $13.5 million related to certain office leases at December 31, 2002.

Note 10—Restructuring and Assets Impairments

In the year ended December 31, 2002 the Company initiated actions to reduce its cost structure due to sustained negative economic conditions that have impacted its operations and resulted in lower than anticipated revenues. In April and August 2002 the Company reduced its workforce and consolidated its facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of the Company’s workforce measured as of the beginning of 2002 and affected all areas of the company. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings.

The facilities consolidation charge was calculated using estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. We have engaged brokers to locate tenants to sublease these facilities. As of December 31, 2002, $13.1 million of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2013. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from our estimates and accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

As of December 31, 2002, $13.2 million of restructuring costs remained accrued for payment in future periods, as follows (in thousands):

2002 Restructuring Charges	Facilities Consolidation	Severance	Total
Total charges	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance at December 31, 2002	$13,050	$144	$13,194

At December 31, 2002, $4.3 million related to the 2002 restructuring activities remained in current liabilities and $8.9 million remained in long-term liabilities. Cash payments totaling approximately $13.2 million, primarily consisting of lease payments, will be made through 2013. The accrued severance balance of $144,000 is expected to be paid out by June 30, 2003.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an estimated lease payout schedule, net of estimated sublease income:

	Year ending December 31,					Total estimated net payments
	2003	2004	2005	2006	2007
Future lease payments for restructured facilities	$4,590	$5,029	$4,555	$1,802	$2,163	$18,139
Estimated future sublease income	(285)	(1,221)	(1,312)	(583)	(1,688)	(5,089)

Net future lease payments on restructured facilities	$4,305	$3,808	$3,243	$1,219	$475	$13,050

In 2002, the Company also incurred a charge to cost of license revenues for approximately $2.0 million related to a non-cancelable royalty agreement that had no future utility to us. The charge resulted from the write-off of approximately $1.1 million of prepaid assets and the accrual of approximately $875,000 relating to a remaining guaranteed future payment that was made in January 2003.

Note 11—Commitments and Contingencies:

Operating Leases

The Company leases office space and certain equipment under non-cancelable operating leases through 2013. Some of these lease arrangements have options to renew at varying terms. Some of the leases require payment of property taxes, insurance, maintenance and utilities.

The terms of the headquarters office leases in California provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Total rent expense under operating lease agreements was $8.3 million, $9.1 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In December 2000, the Company entered into agreements to sublease one of its leased buildings. The subleases commenced in January 2001 and expired in March 2002 and June 2002. Aggregate sublease income received, and offset against rent expense, was $1.4 million and $4.0 million in fiscal year 2002 and 2001, respectively.

Capital Leases

During the year ended December 31, 2002, the Company acquired certain computer equipment under capital leases. These leases have maturity dates ranging from January 2005 to November 2005 and interest rates that average 10% on an annual basis. Accumulated amortization for computer equipment under capital leases was approximately $11,000 at December 31, 2002. The outstanding principal balance of the leases was $249,000 at December 31, 2002.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future net minimum lease payments, reduced by minimum sublease income, under non-cancelable operating and capital leases at December 31, 2002, are as follows (in thousands):

	Year ending December 31,					2008 and thereafter	Total minimum lease payment
	2003	2004	2005	2006	2007
Operating Leases	$8,899	$6,968	$6,608	$4,738	$2,179	$4,426	$33,818
Capital Leases	84	95	70	—	—	—	249

Total	$8,983	$7,063	$6,678	$4,738	$2,179	$4,426	$34,067

The amounts above include operating lease commitments due under leases for abandoned facilities of $16.2 million which were accrued as restructuring expenses as of December 31, 2002.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for such warranty obligations under the FASB’s Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in our standard contracts. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product or service. The Company has not provided for a warranty accrual as of December 31, 2002 or 2001. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2002, and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

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

In November 2001, Vitria and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of its officers and directors and the underwriters of its initial public offering, or IPO, violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous public companies that first sold their common stock since the mid-1990s. All of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. Subsequent settlement discussions between the parties have resulted in an agreement by the plaintiffs to dismiss the named individual officers and directors of Vitria who were named as defendants in the IPO-related lawsuit. Judge Scheindlin entered a court order detailing this dismissal on October 9, 2002. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to harm the Company’s financial position, cash flows or results of operations.

Note 12—Common Stock:

In February 2000, the Company completed a follow-on public offering of 3,000,000 shares of common stock at $60.00 per share and realized proceeds, net of underwriting discounts, commissions and other issuance costs, of $171.2 million.

Note 13—Treasury Stock

In July 2002, the Board of Directors announced a stock repurchase program under which the Company may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of December 31, 2002, 495,600 shares had been repurchased in the open market at a total cost of approximately $496,000.

Note 14—Income Taxes:

The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,
	2002	2001	2000
United States	$(81,789)	$(52,797)	$(129)
Foreign	(8,707)	221	(565)

Total	$(90,496)	$(52,576)	$(694)

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$—
State	106	164	119
Foreign	1,081	882	465

Total provision for taxes	$1,187	$1,046	$584

The tax provision is reconciled to the amount computed using the federal statutory rate of 35% for December 31, 2002, 2001 and 2000 as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal statutory benefit	$(31,524)	$(18,402)	$(243)
State taxes, net of federal benefit	69	107	77
Future benefits not currently recognized	28,883	16,879	(558)
Nondeductible compensation	566	637	1,197
Amortization and Impairment of Goodwill	3,193	1,825	176
Other	—	—	(65)

Provision for taxes	$1,187	$1,046	$584

Deferred tax assets and (liabilities) consist of the following (in thousands):

	As of December 31,
	2002	2001
Net operating loss carryforward	$49,859	$28,577
Credits	7,915	5,869
Capitalized expenses, accruals and allowances	8,189	8,968
Intangibles	(1,023)	(1,228)

Net deferred tax assets	64,940	42,186
Valuation allowance	(64,940)	(42,186)

	$—	$—

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $141.2 million, which expire in the years 2012 through 2022 and federal research and development tax credits of approximately $4.7 million, which expire in the years 2009 through 2022. The Company had net operating loss carryforwards for state income tax purposes of approximately $52.3 million, which expire in the years 2004 through 2007 and California research and development tax credits of approximately $2.5 million which will carryforward indefinitely.

Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. The Company has incurred losses for each of the three years ended December 31, 2002. Management

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at December 31, 2002 and 2001. The increase in valuation allowance was $22.7 million and $22.8 million for the years ended December 31, 2002 and 2001, respectively. Approximately $18.4 million of the valuation allowance for deferred tax assets at December 31, 2002 is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity if and when realized.

Note 15—Segment Reporting

The Company operates in one segment, business-to-business electronic commerce solutions. Identifiable assets are classified based on the location of the Company’s facilities. Revenues are assigned based on the location of the customer. Long-lived assets represent those material long-lived assets that can be associated with a particular geographic area. No one region or country other than the U.S. accounted for more than 10% of revenues or long-lived assets. Information regarding operations in different geographic areas is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues:
United States	$62,868	$90,267	$117,142
International	34,459	44,717	17,587

Total	$97,327	$134,984	$134,729

Long-lived assets:
United States	$8,848	$13,887	$19,883
International	1,394	1,537	1,387

Total	$10,242	$15,424	$21,270

Note 16—Related Party Transactions

In August 1999, certain employees of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The notes bear interest at a rate of 4% per annum and are due in August 2004. The notes are collateralized by the shares of common stock issued, which are subject to the Company’s right to repurchase which lapses over time. The net amount outstanding has been reflected as a separate component of stockholders’ equity. Note receivable balances were $193,000 at both of the years ended December 31, 2002 and 2001.

Note 17—Employee Benefit Plans

Deferred Compensation

In December 1998, the Company established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 2002, the Company did not make any contributions to the plan.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from the Company’s general creditors and, as such, these assets could be used to meet the obligations of the Company in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets and liabilities were $131,000 at December 31, 2002 and $182,000 at December 31, 2001.

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

In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the “Amended Plans”). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. The Company has reserved 74,562,728 shares of common stock for issuance under the Amended Plans. On December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved automatically increases by 6.5% of the outstanding common stock calculated on a fully-diluted basis, with the number of options granted which qualify as incentive stock options never to exceed 32,000,000. Fully diluted common stock includes common stock subject to Vitria’s right of repurchase and common stock issuable upon the exercise of stock options. The remaining number of authorized shares that could be issued under the Amended Plans was 37,528,545 at December 31, 2002.

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

Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options to purchase more than 1,600,000 shares of common stock during any calendar year. Options granted generally vest over a five year or four year period. A portion of the shares sold to employees are subject to a right of repurchase

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company subject to vesting, which is generally over a five year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2002 and 2001, there were approximately 396,096 and 1,601,500 shares, respectively, subject to repurchase.

The following table summarizes information about stock option transactions under the Amended Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	23,726	$6.36	18,170	$14.04	14,552	$3.37
Granted below fair value	—	—	—	—	140	45.75
Granted at fair value	7,452	1.90	15,787	3.04	7,045	31.04
Grant above fair value	274	3.27	59	3.94	195	34.75
Exercised	(533)	0.55	(1,282)	0.79	(1,617)	0.72
Canceled	(10,870)	10.33	(9,008)	16.79	(2,145)	11.56

Outstanding at end of period	20,049	2.66	23,726	6.36	18,170	14.04

Options vested	22,912		18,778		14,896

Weighted average fair value of options granted below fair value		$—		$—		$45.38
Weighted average fair value of options granted at fair value during the period		$1.67		$2.72		$28.70
Weighted average fair value of options granted above fair value		$1.06		$0.01		$0.63

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2002 (in thousands, except per share amounts):

	Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding in thousands	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price
$0.06-$ 0.86	2,295	8.66	$0.64
$0.87-$ 1.98	2,939	9.67	$1.14
$2.00-$ 2.00	3,945	6.54	$2.00
$2.03-$ 2.50	3,501	8.28	$2.27
$2.75-$ 3.01	3,458	8.81	$3.01
$3.13-$ 3.99	1,908	8.50	$3.58
$4.00-$49.00	2,003	8.35	$7.69

	20,049

Fair value disclosures

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.

Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation.

The fair value of the Company’s stock based awards to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rates	3.30%	4.00%	6.00%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	140%	152%	160%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(91,683)	$(53,622)	$(1,278)
Add: stock-based employee compensation expense included in reported net income	1,616	1,820	3,420
Deduct: total stock-based compensation expense determined under fair value based method for all awards	6,886	(17,099)	(76,501)

Pro forma net income	$(83,181)	$(68,901)	$(74,359)

Net loss per share as reported	$(0.71)	$(0.42)	$(0.01)

Pro forma net loss per share	$(0.64)	$(0.54)	$(0.61)

Total shares used in calculation	129,586	126,851	122,365

Because the determination of fair value of all options granted prior to the time the Company became a public entity excludes volatility factors, the above results may not be representative of future periods.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Purchase Plan provides for the issuance of shares of common stock pursuant to purchase rights granted to employees. At the time it was adopted by the Board of Directors, 6,000,000 shares were reserved for issuance under the Purchase Plan. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares required to restore the reserve to 6,000,000 shares. Such automatic share reserve increases may not exceed 66,000,000 shares in the aggregate over a 10-year period. On August 14, 2001 and on August 14, 2002, 2,647,760 and 2,700,366 shares, respectively, were added to the reserve. At December 31, 2002, 2,683,958 shares had been issued to date and 11,420,299 shares were reserved for future issuance.

On June 22, 2001, the Board of Directors adopted an initial offering of common stock under the Purchase Plan for employees of Vitria Technology, S.A.S. and Vitria Technology, S.R.L., organized under the laws of the Republic of France and Republic of Italy, respectively (“French and Italian Offerings”). As of December 31, 2002, 6,181 shares had been issued pursuant to the French and Italian Offerings.

Under FAS 123, pro forma compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rates	3.30%	4.00%	6.00%
Average expected lives (in years)	1	1	1
Dividend yield	0%	0%	0%
Expected volatility	140%	152%	160%

The weighted average fair value of the purchase rights granted was $1.60, $2.85 and $4.15 per share in 2002, 2001 and 2000, respectively.

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

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unearned stock-based compensation

In connection with certain stock option grants, the Company recorded approximately $13.0 million of unearned stock compensation for the excess of the deemed fair value over the exercise price at the date of grant through December 31, 1999. Stock-based compensation is being recognized, using the multiple option method as prescribed by FASB Interpretation No. 28, over the option vesting period of generally five years. As a result, amortization of stock-based compensation was $1.6 million, $1.8 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is expected to be $400,000 in 2003 and $100,000 in 2004. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. Vitria recorded no expense for the year ended December 31, 2002 in connection with stock issued for services rendered. The Company recorded expenses of $120,000 and $320,000 for the years ended December 31, 2001and 2000, respectively, in connection with stock issued to non-employees for services rendered.

The breakdown of the amortization of stock-based compensation is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Sales and marketing	$595	$671	$1,306
Research and development	591	662	1,233
General and administrative	302	341	609
Cost of revenues	128	146	272

Total amortization of stock-based compensation	$1,616	$1,820	$3,420

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

Note 18—Events Subsequent to Auditors’ Report

In January 2003, the Company reduced its workforce by approximately 90 people, or 16% of its workforce measured as of the beginning of 2003 to further streamline its cost structure. The workforce reduction affected all functional areas of the Company. We also plan to close additional facilities and write off related leasehold improvements in the quarter ending March 31, 2003.

In February 2003, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of Florida, captioned Liu v. Credit Suisse First Boston Corporation (“CSFB”), et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including Vitria, to conduct initial public offerings based on misinformation about our future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages and other relief. Neither Vitria nor our individual officers and directors have yet been served with the complaint.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

VITRIA TECHNOLOGY, INC.

By:	/s/ JOMEI CHANG, PH.D.
JoMei Chang, Ph.D. Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints JoMei Chang, Ph.D. and Gary Velasquez, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOMEI CHANG, PH.D. JoMei Chang, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ GARY VELASQUEZ Gary Velasquez	President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ M. DALE SKEEN, PH.D. M. Dale Skeen, Ph.D.	Chief Technology Officer and Director	March 28, 2003

/s/ ROBERT M. HALPERIN Robert M. Halperin	Director	March 28, 2003

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 28, 2003

/s/ JOHN L. WALECKA John L. Walecka	Director	March 28, 2003

CERTIFICATIONS

I, JoMei Chang, Chief Executive Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Vitria Technology, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOMEI CHANG, PH.D.,
JoMei Chang, Chief Executive Officer

Date: March 28, 2003

I, Gary Velasquez, President, Chief Operating Officer and Chief Financial Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Vitria Technology, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GARY VELASQUEZ
Gary Velasquez, President, Chief Operating Officer and Chief Financial Officer

Date: March 28, 2003

Schedule II

Valuation and Qualifying Accounts

	Balance at beginning of year	Amount charged to profit and loss	Deductions	Balance at end of year
Allowance for Bad Debts
Year ended December 31, 2000	$579	$2,922	$—	$3,501
Year ended December 31, 2001	3,501	1,165	(1,146)	3,520
Year ended December 31, 2002	3,520	351	(1,609)	2,262

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Re-organization dated March 25, 2001, by and among Vitria, Victorious Acquisition Sub, Inc. and XMLSolutions Corporation.

3.1(2)	Amended and Restated Certificate of Incorporation of Vitria.

3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation.

3.3(4)	Bylaws of Vitria.

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2(4)	Specimen Stock Certificate.

4.3(4)	Second Amended and Restated Investor Rights Agreement, dated May 20, 1999.

10.1(4)	Form of Indemnity Agreement.

10.2	Amended and Restated 1999 Equity Incentive Plan.

10.3	1998 Executive Incentive Plan.

10.4(5)	1999 Employee Stock Purchase Plan.

10.5(4)	1998 Nonqualified Deferred Compensation Plan.

10.6(6)	Sublease by and between Applied Materials, Inc. and Vitria, dated April 6, 1999.

10.7(7)	First Amendment to Sublease by and between Applied Materials, Inc. and Vitria, dated December 14, 1999.

10.8(8)	Lease by and between Opus/AEW Office Development Company, L.L.C. and Vitria, dated March 20, 2000.

10.9(9)	Sublease by and between Lattice Semiconductor Corporation and Vitria, dated May 30, 2000.

10.10(10)	Key Employee Retention and Severance Plan, adopted January 22, 2002.

10.11(11)	Non-Employee Director Change of Control Plan, adopted January 22, 2002.

10.12(12)	Loan and Security Agreement, by and between Silicon Valley Bank and Vitria, dated June 28, 2002.

10.13(13)	Loan Modification Agreement, by and between Silicon Valley Bank and Vitria, dated November 6, 2002.

10.14(14)	Separation Agreement, by and between John Wheeler and Vitria, dated July 31, 2002.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney, Contained on Signature Page.

99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(1)	Filed as the like numbered Exhibit to our Current Report on Form 8-K, as amended, filed on April 25, 2001, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.
(3)	Filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
(4)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.
(5)	Filed as Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.
(6)	Filed as Exhibit 10.7 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated by reference.

(7)	Filed as Exhibit 10.8 to our Registration Statement on Form S-1, as amended, File No. 333-95319, filed on January 25, 2000, and incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.
(9)	Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
(10)	Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.
(11)	Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.
(12)	Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.
(13)	Filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.
(14)	Filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.