Form 10-Q
period 2003-03-31
VITRIA TECHNOLOGY INC
filed 2003-05-14
CIK 1050808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of April 30, 2003 was 130,456,928 shares.

VITRIA TECHNOLOGY, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Vitria Technology, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$28,515	$42,427
Short-term investments	73,971	75,436
Accounts receivable, net	22,088	15,108
Other current assets	3,048	3,111

Total current assets	127,622	136,082
Property and equipment, net	5,524	9,179
Other assets	1,085	1,363

Total assets	$134,231	$146,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,124	$2,264
Accrued payroll and related	5,668	6,157
Other accrued liabilities	6,559	8,715
Accrued restructuring expenses	7,852	4,258
Deferred revenue	15,166	13,430

Total current liabilities	37,369	34,824
Long-Term Liabilities:
Accrued restructuring expenses	15,096	8,936
Other long-term liabilities	195	916

Total long-term liabilities	15,291	9,852
Commitments and Contingencies
Stockholders’ Equity:
Common Stock	131	131
Additional paid-in capital	273,312	273,320
Unearned stock-based compensation	(357)	(517)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income	806	620
Accumulated deficit	(191,632)	(170,917)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	81,571	101,948

Total liabilities and stockholders’ equity	$134,231	$146,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statement of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
License	$10,549	$9,954
Service and other	12,056	14,695

Total revenues	22,605	24,649
Cost of revenues
License	94	455
Service and other	7,015	9,154

Total cost of revenues	7,109	9,609
Operating expenses
Sales and marketing	13,020	25,699
Research and development	5,271	9,508
General and administrative	3,899	5,924
Stock-based compensation	153	1,009
Amortization of intangible assets	—	518
Restructuring charges	14,008	—

Total operating expenses	36,351	42,658

Loss from operations	(20,855)	(27,618)
Interest income	422	964
Other income, net	(217)	(323)

Net loss before income taxes	(20,650)	(26,977)
Provision for income taxes	65	191

Net loss	$(20,715)	$(27,168)

Basic and diluted net loss per share	$(0.16)	$(0.21)

Weighted average shares used in calculating basic and diluted net loss per share	130,119	128,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(20,715)	$(27,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	518
Loss on write-down of equity investments	300	39
Loss on disposal of fixed assets	2,380	—
Depreciation	1,539	1,759
Stock-based compensation	153	1,009
Changes in assets & liabilities:
Accounts receivable	(6,980)	20,559
Other current assets	63	(171)
Other assets	(22)	(187)
Accounts payable	(140)	(942)
Accrued liabilities	(2,645)	(2,447)
Accrued restructuring charges	9,754	—
Deferred revenue	1,736	(3,768)
Other long term liabilities	(721)	—

Net cash used in operating activities	(15,298)	(10,799)

Investing activities:
Purchases of property and equipment	(264)	(853)
Purchases of investments	(16,550)	(71,194)
Maturities of investments	18,000	69,788

Net cash provided by (used in) investing activities	1,186	(2,259)

Financing activities:
Issuance of common stock, net	(1)	244

Net cash provided by financing activities	(1)	244

Effect of exchange rates on changes on cash and cash equivalents	201	475

Net decrease in cash and cash equivalents	(13,912)	(12,339)
Cash and cash equivalents at beginning of period	42,427	60,479

Cash and cash equivalents at end of period	$28,515	$48,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of Vitria Technology, Inc., these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state Vitria’s financial position and the results of its operations and its cash flows. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vitria’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of Vitria’s operations for any interim period are not necessarily indicative of the results of the operations for any other interim period or for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not change the previously reported operating loss or net loss amounts.

Stock-based Compensation

Vitria accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued by the Financial Accounting Standards Board, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach.

Under APB 25 and related interpretations, unearned compensation is based on the difference, on the date of the grant, between the fair value of Vitria’s common stock and the exercise price. Under APB 25, no compensation expense is recognized in Vitria’s financial statements because the exercise price of Vitria’s employee stock options equals the market price of the underlying stock on the date of grant. Vitria has elected to follow APB 25 because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and net loss per share is required by SFAS 148. This information is required to be determined as if we had accounted for our employee stock options (including shares issued under our Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement.

The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rates	3.23%	3.30%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	82%	140%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of our stock based awards.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation, including shares issued under our stock option plans and Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods using the multiple option approach. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended,
	March 31, 2003	March 31, 2002
Net loss, as reported	$(20,715)	$(27,168)
Add: stock-based employee compensation expense included in reported net loss	153	1,009
Deduct: total stock-based compensation expense determined under the fair value based method for all awards	41	(196)

Pro forma net loss	$(20,521)	$(26,355)

Net loss per share as reported	$(0.16)	$(0.21)

Pro forma net loss per share	$(0.16)	$(0.21)

Total shares used in calculation	130,119	128,495

During the three months ended March 31, 2003, stock-based compensation expense determined under the fair value based method resulted in a positive number in the above table or a reduction in expense. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.

Because the determination of fair value of all options granted prior to the time we became a public entity excludes volatility factors, the above results may not be representative of future periods.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002
Numerator for basic and diluted net loss per share:
Net loss	$(20,715)	$(27,168)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	130,424	130,268
Less shares subject to repurchase	(305)	(1,323)

Denominator for basic and diluted net loss per share	130,119	128,945

Basic and diluted net loss per share	$(0.16)	$(0.21)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	218	11,030
Common stock subject to repurchase agreements	305	1,323

Total	532	12,353

3)  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net loss	$(20,715)	$(27,168)
Other comprehensive income (loss):
Foreign currency translation adjustment	201	475
Unrealized (loss) on securities	(15)	(157)

Comprehensive loss	$(20,529)	$(26,850)

4)  Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Cost of revenues	$56	$25
Sales and marketing	56	473
Research and development	29	114
General and administrative	12	397

Total stock-based compensation	$153	$1,009

5)  Derivative Financial Instruments

In accordance with Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, Vitria recognizes all of our derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

From time to time, we enter into foreign currency forward contracts to protect against a potential decline in value of assets and liabilities denominated in a currency other than the functional currency of Vitria or one of its subsidiaries. Gains and losses on these forward contracts as well as the offsetting losses and gains on the foreign denominated assets and liabilities are recognized in current earnings. There were no outstanding forward contracts at March 31, 2003.

6)  Restructuring and Asset Impairments

In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings. As of March 31, 2003, $13.0 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2002 restructuring actions and are expected to be fully utilized by fiscal 2013.

In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 18% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003.

The 2003 restructuring charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. Most of the terminated employees had left Vitria by March 31, 2003 and the few remaining affected employees are expected to leave by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6%. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. As of March 31, 2003, $9.3 million of lease termination costs, net of anticipated sublease income, remains accrued from our restructuring actions in the first quarter of 2003 and are expected to be fully utilized by fiscal 2013.

The total accrued liability for lease termination costs of $22.4 million at March 31, 2003 is net of $10.7 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003 (see Note 7). Future minimum lease payments for vacated facilities totals $28.1 million at March 31, 2003.

The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities but to date we have not signed any sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate our estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

As of March 31, 2003, $23.0 million of restructuring costs remained accrued for payment in future periods, as follows (in thousands):

Restructuring Provision	Facilities consolidation	Severance	Total
Fiscal year 2002 actions	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed asset write-offs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance at December 31, 2002	$13,050	$144	$13,194

Fiscal year 2003 actions	$12,726	$1,951	$14,677
Cash payments	(1,166)	(1,529)	(2,695)
Fixed asset write-offs	(2,251)	—	(2,251)

Balance at March 31, 2003	$22,359	$566	$22,925

At March 31, 2003, $7.9 million related to restructuring activities remained in current liabilities and $15.1 million remained in long-term liabilities. Cash payments totaling approximately $23.0 million, primarily consisting of lease payments, will be made through 2013. The accrued severance balance of $566,000 is expected to be paid out by June 30, 2003.

7)  Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standard Board, or the FASB, issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Existing restructuring initiatives will not be affected by the adoption of this Statement. We adopted SFAS 146 as of January 1, 2003 which has resulted in the fair value treatment of our restructuring actions taken in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements as of December 31, 2002 and to date, the adoption of FIN 45 has not had a material effect on our operations or on our financial condition. See Note 11 in our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information on our warranty and indemnification practices. During the three months ended March 31, 2003, we did not record any provisions for any guarantees.

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

8)  Subsequent Events

On April 23, 2003, we received a letter from Nasdaq stating that we have failed to comply with the $1.00 per share minimum bid price required for continued listing on the Nasdaq National Market. Accordingly, our common stock is subject to delisting from the Nasdaq National Market. We have requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the delisting determination. Although there can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing on the Nasdaq National Market, the hearing request will stay the delisting of our common stock pending the panel’s decision. Our oral hearing has been scheduled for May 29, 2003.

On April 22, 2003 we filed with the SEC a definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 16, 2003 seeking authorization from our stockholders to allow the Board of Directors to implement a reverse stock split with a ratio in the range of 2-to-1 to 6-to-1. If such authorization is granted, the Board could choose to implement a reverse stock split.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined under “Business Risks” in this quarterly report on Form 10-Q. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Revenue Recognition

We derive revenues from software licenses to end users for BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is generally deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of a sell-through arrangement to an end user has been received.

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

Restructuring Charges

During the first quarter of 2003, we recorded $14.0 million of restructuring charges related to the realignment of our business operations. In addition, we recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. As of March 31, 2003, we have $23.0 million in accrued restructuring expenses, consisting primarily of lease payments, to be made through 2013. Only costs resulting from a restructuring plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities, net of anticipated sublease income.

The charges for facility closure costs require the extensive use of estimates, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants and anticipated sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we might record additional charges or reverse previous charges in the future. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available to indicate our estimates should be adjusted. Minimum future lease payments due for abandoned properties totals $28.1 million at March 31, 2003.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

The following table sets forth the results of operations for the three months ended March 31, 2003 and 2002, expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2003	2002
Revenues:
License	47%	40%
Service and other	53%	60%

Total revenues	100%	100%
Cost of revenues:
License	0%	2%
Service and other	31%	37%

Total cost of revenues	31%	39%
Gross profit	69%	61%
Operating expenses:
Sales and marketing	58%	104%
Research and development	23%	39%
General and administrative	17%	24%
Stock-based compensation	1%	4%
Amortization of intangible assets	0%	2%
Restructuring costs	62%	0%

Total operating expenses	161%	173%
Loss from operations	(92%)	(112%)
Interest income	2%	4%
Other income, net	(1%)	(1%)

Net loss before income taxes	(91%)	(109%)
Provision for income taxes	0%	1%

Net loss	(91%)	(110%)

Revenues

We recognized approximately 26% of our revenues from customers outside the United States in the three months ended March 31, 2003 compared to 28% in the three months ended March 31, 2002. For the next quarter, we believe international revenues will remain at approximately the same percentage of total revenues as the three months ended March 31, 2003.

Sales to our ten largest customers accounted for 51% of total revenues in the three months ended March 31, 2003. Sales to our ten largest customers accounted for 38% of total revenues in the three months ended March 31, 2002. Two customers accounted for 19% and 13% of our total revenues in the three months ended March 31, 2003. No customer accounted for more than 10% of total revenues in the three months ended March 31, 2002. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

To date we have not experienced significant seasonality of revenue. Future results may be affected by the fiscal or quarterly budget cycles of our customers.

License.    License revenues increased 6% to $10.5 million in the three months ended March 31, 2003 from $10.0 million in the three months ended March 31, 2002. We believe that this slight year over year increase is a result of the general slowdown in information technology spending in our target markets, which has made it more difficult for us to grow our revenues.

Service and other.    Service and other revenues decreased 18% to $12.1 million in the three months ended March 31, 2003 from $14.7 million in the three months ended March 31, 2002. The decrease is primarily due to a decrease in consulting revenues as projects initiated in prior quarters were completed.

Included in deferred revenue as of March 31, 2003 is approximately $750,000 of unrecognized revenues from Government grants which are subject to outstanding audits with the Government. We expect some of these audits will be resolved in 2003 which may result in repaying some amount to the Government and/or recognition of certain deferred Government grant revenues.

Cost of Revenues

License.    Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Cost of license revenues decreased to $94,000 in the three months ended March 31, 2003 from $455,000 in the three months ended March 31, 2002. This fluctuation is due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them.

Service and other.    Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues decreased 23% from $9.2 million in the three months ended March 31, 2002 to $7.0 million in the three months ended March 31, 2003. This decrease is primarily due to a decrease of $2.5 million in salary and benefit expenses arising from our workforce reductions in 2002 and the first three months of 2003. For the next quarter, we expect that cost of service and other will decrease slightly as a result of further efforts to control costs.

Operating Expenses

Sales and marketing.    Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 49% from $25.7 million in the three months ended March 31, 2002 to $13.0 million in the three months ended March 31, 2003. This decrease was primarily due to lower salary and benefit expenses of $8.0 million, lower commission expenses of $613,000, reduced travel expenses of $968,000 and reduced facilities costs of $666,000 arising from our workforce reductions and facility closures, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that sales and marketing expenses will decrease slightly as a result of the reduction in workforce and further efforts to control costs.

Research and development.    Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 45% from $9.5 million in the three months ended March 31, 2002 to $5.3 million in the three months ended March 31, 2003. This decrease was primarily due to a decrease of $3.6 million in salary expenses arising from our workforce reductions and a reduction of $207,000 in the use of outside consultants, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that research and development expenses will decrease slightly as a result of the reduction in workforce and further efforts to control costs.

General and administrative.    General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 34% from $5.9 million in the three months ended March 31, 2002 to $3.9 million in the three months ended March 31, 2003. This decrease was primarily attributable to a decrease of $1.0 million in salaries and benefit expenses as a result of our workforce reductions in 2002 and the first three months of 2003, a reduction of $520,000 in the use of outside consultants, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that general and administrative expenses will decrease slightly as a result of the reduction in workforce and further efforts to control costs.

Stock-based compensation.    Total stock-based compensation expenses were $153,000 for the three months ended March 31, 2003 and $1.0 million for the three months ended March 31, 2002. Stocked based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. In the quarter ended March 31, 2002, we recorded $695,000 in additional non-cash stock-based compensation expense as a result of vesting modifications made to option grants for certain key executives who left Vitria during that quarter. We expect to recognize employee stock-based compensation expenses of approximately $127,000, $84,000 and $63,000 for the periods ending June 30, 2003, September 30, 2003 and December 31, 2003, respectively. This unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting.

Amortization of purchased intangible assets.    Amortization of purchased intangible assets associated with the acquisition of XMLSolutions in April 2001 resulted in charges to earnings of $518,000 for the three months ended March 31, 2002. In the fourth quarter of 2002, we reduced the carrying value of all of our intangible assets associated with this purchase to zero. Therefore there was no amortization of intangible assets in the three months ended March 31, 2003.

Restructuring charges.    In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings. As of March 31, 2003, $13.0 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2002 restructuring actions and are expected to be fully utilized by fiscal 2013.

In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 18% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003.

The 2003 restructuring charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. Most of the terminated employees had left Vitria by March 31, 2003 and the few remaining affected employees are expected to leave by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6%. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. As of March 31, 2003, $9.3 million of lease termination costs, net of anticipated sublease income, remains accrued from our restructuring actions in the first quarter of 2003 and are expected to be fully utilized by fiscal 2013.

The total accrued liability for lease termination costs of $22.4 million at March 31, 2003 is net of $10.7 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003 (see Note 7). Future minimum lease payments for vacated facilities totals $28.1 million at March 31, 2003.

The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities but to date we have not signed any sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate our estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

We expect to achieve annualized cost savings of approximately $38 million from our restructuring actions initiated in the year ended December 31, 2002 and an additional $14.0 million from our restructuring actions initiated in the three months ended March 31, 2003.

Interest income and other income, net.    Interest and other income, net, decreased $436,000, or 68%, from $641,000 in the three months ended March 31, 2002 to $205,000 in the three months ended March 31, 2003. The decrease is primarily attributable to a charge of $300,000 in the period ended March 31, 2003 associated with an other-than-temporary decline in value of our equity investment in a private company. Lower interest income due to lower cash and investment balances, as well as losses due to fluctuations in foreign currencies on foreign denominated assets and liabilities also attributed to the decrease.

Provision for income taxes

We recorded an income tax provision of $65,000 for the three-month period ended March 31, 2003. The provision relates to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue. We recorded an income tax provision of $191,000 for the three-month period ended March 31, 2002. The 2002 provision relates to income taxes payable on income generated in non-U.S. jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and capital resources

	Three Months Ended March 31,		Percent Change
	2003	2002
	(in thousands)
Cash, cash equivalents and short term investments	$102,486	$147,092	(30)%
Net cash used in operating activities	(15,298)	(10,799)	42%
Net cash provided by (used in) investing activities	1,186	(2,259)	(153)%
Net cash provided by (used in) financing activities	(1)	244	(100)%

As of March 31, 2003, we had approximately $102.5 million of cash, cash equivalents and short-term investments, and $15.3 million of long-term liabilities, compared to approximately $147.1 million of cash, cash equivalents and short-term investments with no long-term liabilities at March 31, 2002.

Net cash used in operating activities decreased $4.5 million, or 42%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease was primarily due to a decrease in our net loss, an increase in accounts receivable, an increase in deferred revenue, and the addition of accrued restructuring expenses.

Net cash provided by (used in) investing activities increased $3.4 million, or 153%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase in the current period was primarily due the fact that we sold more investments than we purchased to fund our operations, as compared to the prior period when we purchased more investments than we sold.

Net cash provided by (used in) financing activities decreased $245,000, or 100%, in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Net cash provided by (used in) financing activities in both the current and prior periods was primarily from the issuance of common stock offset by the repurchases of terminated employees’ stock options which had been exercised prior to vesting.

During the three months ended March 31, 2003, our net accounts receivable balance increased $7.0 million from $15.1 million at December 31, 2002 to $22.1 million at March 31, 2003. The reason for the increase was due to the timing of cash receipts. We received a $5.0 million cash payment from a customer early in April 2003. At March 31, 2003, our gross accounts receivable balance is $24.9 million with an allowance for doubtful accounts of $2.8 million.

During the three months ended March 31, 2003, our deferred revenue balance increased $1.8 million from $13.4 million at December 31, 2002 to $15.2 million at March 31, 2003. The primary reason for this increase in deferred revenue is an increase in support renewals.

Contractual Cash Obligations

At March 31, 2003, we had contractual obligations and commercial commitments of approximately $31.6 million as shown in the table below. The table below (in thousands) excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

	Year ending March 31,						Total minimum lease payment
	2003	2004	2005	2006	2007	2008 and thereafter
Operating Leases	$6,523	$6,970	$6,602	$4,731	$2,173	$4,392	$31,391
Capital Leases	65	95	70	—	—	—	230

Total	$6,588	$7,065	$6,672	$4,731	$2,173	$4,392	$31,621

Operating lease commitments shown above include $28.1 million of operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of March 31, 2003. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements.

Off-Balance Sheet Arrangements

At March 31, 2003, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Facilities with Silicon Valley Bank

We have a $15.0 million revolving line of credit agreement with Silicon Valley Bank. Interest on outstanding borrowings accrues at the bank’s prime rate of interest. The facility is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require us to maintain, among other things, a minimum cash, cash equivalents, and short-term investments balance of $90.0 million. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments.

As of March 31, 2003, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $13.5 million related to certain office leases at March 31, 2003.

Stock Repurchase Program

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock through July 2003. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of March 31, 2003, 496,000 shares had been repurchased in the open market at a total cost of approximately $496,000. No shares were repurchased during the three months ended March 31, 2003.

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

In the past, we have invested significantly in our operations. Over the next fiscal year, we expect that operating expenses will decrease in absolute dollars due to restructuring actions and other cost reduction efforts. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in fiscal year 2003 to be at approximately the same level of spending as in fiscal year 2002. The lease for our headquarters building in Sunnyvale expires in August 2003; if we were to move to a different location, we could incur up to $1.0 million in leasehold improvements and moving expense in 2003. Our actual expenses could be higher. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at March 31, 2003 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since March 31, 2003.

Table of investment securities (in thousands) as of March 31:

	Fair Value	2003 Weighted Average Interest Rate	Fair Value	2002 Weighted Average Interest Rate
Cash and cash equivalents	$28,515	1.25%	$48,140	1.80%
Short-term investments	73,971	1.71%	116,308	2.58%

Total cash and investment securities	$102,486		$164,448

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, customer receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America.

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

We had no outstanding forward contracts as of March 31, 2003.

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $191.6 million as of March 31, 2003. Since the beginning of 2002, we have reduced our workforce by a total of 385 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a restructuring charge of $19.5 million in 2002 and $14.0 million in the first quarter of 2003. Despite these recent measures in order to remain competitive we intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to continue report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues from our BusinessWare product and our business could be materially harmed by factors that adversely affect the pricing and demand for BusinessWare.

Since 1998, a majority of our total revenues has been derived from licensing our BusinessWare product and applications built using that product. We expect that will continue to be the case. Accordingly, our future operating results will depend on the demand for BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

During the three months ended March 31, 2003, we had a net loss of $20.7 million and our operating activities used $15.3 million of cash. As of March 31, 2003, we had approximately $102.5 million in cash and cash equivalents and short-term investments, and $15.3 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

In addition, international events threaten to deepen and prolong the challenging economic environment. Terrorism and the threat thereof, as well as actual or threatened war or hostilities in various regions, could cause companies further to delay or moderate their capital expenditures, thereby potentially harming our financial performance.

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

Our ten largest transactions accounted for 51% of total revenues in the three months ended March 31, 2003. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

If we are not successful in developing industry specific solutions based on BusinessWare, our ability to increase future revenues could be harmed.

We have developed and intend to continue to develop solutions based on BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including telecommunications, financial services and healthcare industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted solutions or these solutions do not achieve market acceptance, our ability to increase future revenues could be harmed.

To date we have concentrated our sales and marketing efforts toward companies in the telecommunications, financial services and healthcare industries. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

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

On April 23, 2003, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement of $1.00 for approximately 210 consecutive trading days and that, our common stock would be delisted from the Nasdaq National Market. We have requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the delisting determination. Although there can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing on the National Market, the hearing request will stay the delisting of our common stock pending the panel’s decision. Our oral hearing has been scheduled for May 29, 2003.

On April 22, 2003 we filed with the SEC a definitive proxy statement in connection with our Annual Meeting of Stockholders to be held on May 16, 2003 seeking authorization from our stockholders to allow the Board of Directors to implement a reverse stock split with a ratio in the range of 2-to-1 to 6-to-1. If such authorization is granted, the Board could choose to implement a reverse stock split. While there is no guarantee that our stock price would continue to trade above $1.00 for any period of time, a reverse stock split could allow us to forestall, at least temporarily, a delisting action by Nasdaq.

Alternatively, upon our request and at the discretion of Nasdaq, we could seek to have our common stock transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

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

We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Brazil, Taiwan, Korea, Mexico, Singapore, Canada, Australia and Spain, and we may establish additional international offices. During 2002, 35% of our revenue was derived from international markets. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001 and in February 2003, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaints. This litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. See Part II Item 1 “Legal Proceedings” for more information regarding this litigation.

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

Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of March 31, 2003, our executive officers, directors and their affiliates beneficially own approximately 36% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

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

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In November 2001, Vitria and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of its officers and directors and the underwriters of its initial public offering, or IPO, violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous public companies that first sold their common stock since the mid-1990s. . All of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. Subsequent settlement discussions between the parties have resulted in an agreement by the plaintiffs to dismiss the named individual officers and directors of Vitria who were named as defendants in the IPO-related lawsuit. Judge Scheindlin entered a court order detailing this dismissal on October 9, 2002. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss. We intend to defend this lawsuit vigorously.

In February 2003, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of Florida, captioned Liu v. Credit Suisse First Boston Corporation (“CSFB”), et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including Vitria, to conduct initial public offerings based on misinformation about our future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek unspecified monetary damages and other relief. Neither Vitria nor our individual officers and directors have yet been served with the complaint. We intend to defend this lawsuit vigorously.

With the exception of the above lawsuits, we are not currently party to any other material pending legal proceedings, except routine legal proceedings arising in the ordinary course of and incidental to our business. We do not believe that these other proceedings, individually or collectively, will harm our business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the first quarter of 2003 our Audit Committee approved Vitria to utilize non-audit services performed by Ernst & Young LLP as listed below:

•	Consultations with Ernst & Young’s Government Contract Specialists with respect to Vitria’s interactions with the U.S. Government regarding outstanding audit issues on government grants we received in 1999 and 2000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Reform and Investor Protection Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Public Company Reform and Investor Protection Act of 2002.

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitria Technology, Inc.

Date: May 14, 2003	By:	/s/ JEFFREY J. BAIRSTOW
Jeffrey J. Bairstow Chief Financial Officer

CERTIFICATION

I, JoMei Chang, Chief Executive Officer, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Vitria Technology, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOMEI CHANG, PH.D.
JoMei Chang, Ph.D. Chief Executive Officer

Date:  May 14, 2003

CERTIFICATION

I, Jeffrey J. Bairstow, Chief Financial Officer, certify that:

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JEFFREY J. BAIRSTOW
Jeffrey J. Bairstow Chief Financial Officer

Date:  May 14, 2003