Form 10-Q
period 2003-06-30
VITRIA TECHNOLOGY INC
filed 2003-08-14
CIK 1050808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of July 31, 2003 was 32,672,901shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vitria Technology, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$21,494	$42,427
Short-term investments	82,991	75,436
Accounts receivable, net	10,843	15,108
Other current assets	3,172	3,111

Total current assets	118,500	136,082

Property and equipment, net	4,317	9,179
Other assets	1,101	1,363

Total assets	$123,918	$146,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,398	$2,264
Accrued payroll and related	4,602	6,157
Other accrued liabilities	5,657	8,715
Accrued restructuring expenses	7,201	4,258
Deferred revenue	15,994	13,430

Total current liabilities	34,852	34,824
Long-Term Liabilities:
Accrued restructuring expenses	13,167	8,936
Other long-term liabilities	200	916

Total long-term liabilities	13,367	9,852

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	33	131
Additional paid-in capital	273,541	273,320
Unearned stock-based compensation	(225)	(517)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income	674	620
Accumulated deficit	(197,635)	(170,917)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	75,699	101,948

Total liabilities and stockholders’ equity	$123,918	$146,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$4,192	$10,047	$14,741	$20,001
Service and other	13,867	16,471	25,923	31,166

Total revenues	18,059	26,518	40,664	51,167

Cost of revenues:
License	207	1,974	301	2,429
Service and other	5,643	7,994	12,658	17,148

Total cost of revenues	5,850	9,968	12,959	19,577

Gross profit	12,209	16,550	27,705	31,590

Operating expenses:
Sales and marketing	10,178	19,460	23,198	45,159
Research and development	4,414	8,717	9,685	18,225
General and administrative	3,417	5,590	7,316	11,514
Stock-based compensation	126	276	279	1,285
Amortization of goodwill and intangible assets	—	213	—	731
Impairment of goodwill	—	7,047	—	7,047
Restructuring costs	337	17,346	14,345	17,346

Total operating expenses	18,472	58,649	54,823	101,307

Loss from operations	(6,263)	(42,099)	(27,118)	(69,717)
Interest income	344	766	766	1,730
Other income (expenses), net	118	563	(99)	240

Net loss before income taxes	(5,801)	(40,770)	(26,451)	(67,747)
Provision for income taxes	202	206	267	397

Net loss	$(6,003)	$(40,976)	$(26,718)	$(68,144)

Basic and diluted net loss per share	$(0.18)	$(1.26)	$(0.82)	$(2.11)

Weighted average shares used in computing basic and diluted net loss per share	32,598	32,399	32,564	32,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(26,718)	$(68,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	731
Impairment of goodwill	—	7,047
Loss on write-down of equity investments	300	164
Loss on disposal of fixed assets	2,371	451
Depreciation	2,756	3,528
Stock-based compensation	279	1,285
Changes in assets & liabilities:
Accounts receivable	4,265	19,970
Other current assets	(61)	3,206
Other assets	(38)	(298)
Accounts payable	(866)	(1,411)
Other accrued liabilities	(4,613)	(4,040)
Accrued restructuring charges	7,174	14,910
Deferred revenue	2,564	(6,732)
Other long term liabilities	(716)	—

Net cash (used in) operating activities	(13,303)	(29,333)

Investing activities:
Purchases of property and equipment	(265)	(1,994)
Purchases of investments	(59,923)	(89,995)
Maturities of investments	52,296	121,226

Net cash provided by (used in) investing activities	(7,892)	29,237

Financing activities:
Issuance of common stock, net	136	945

Net cash provided by financing activities	136	945

Effect of exchange rates on changes on cash and cash equivalents	126	796

Net increase (decrease) in cash and cash equivalents	(20,933)	1,645
Cash and cash equivalents at beginning of period	42,427	60,479

Cash and cash equivalents at end of period	$21,494	$62,124

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

Stock-based compensation

Vitria accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued by the Financial Accounting Standards Board, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach.

Under APB 25 and related interpretations, unearned compensation is based on the difference, on the date of the grant, between the fair value of Vitria’s common stock and the exercise price. Under APB 25, no compensation expense is recognized in Vitria’s financial statements when the exercise price of Vitria’s employee stock options equals the market price of the underlying stock on the date of grant. Vitria has elected to follow APB 25 because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options (including shares issued under our Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement.

The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended,		Six months ended,
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Risk-free interest	3.02%	3.32%	3.20%	3.32%
Expected lives (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Expected volatility	134%	145%	134%	145%

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

	Three months ended,		Six months ended,
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss, as reported	$(6,003)	$(40,976)	$(26,718)	$(68,144)
Add: stock-based employee compensation expense included in reported net loss	126	276	279	1,285
Deduct: total stock-based compensation expense determined under the fair value based method for all awards	443	10,999	365	12,201

Pro forma net loss	$(5,434)	$(29,701)	$(26,074)	$(54,658)

Net loss per share as reported	$(0.18)	$(1.26)	$(0.82)	$(2.11)

Pro forma net loss per share	$(0.17)	$(0.92)	$(0.80)	$(1.69)

Total shares used in calculation	32,598	32,399	32,564	32,318

During the three and six months ended June 30, 2003, stock-based compensation expense determined under the fair value based method resulted in a positive number in the above table or a reduction in expense. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts). All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the current quarter (see Note 8).

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Numerator for basic and diluted net loss per share:
Net loss	$(6,003)	$(40,976)	$(26,718)	$(68,144)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	32,650	32,605	32,628	32,586
Less shares subject to repurchase	(52)	(206)	(64)	(268)

Denominator for basic and diluted net loss per share	32,598	32,399	32,564	32,318

Basic and diluted net loss per share	$(0.18)	$(1.26)	$(0.82)	$(2.11)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands). All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the current quarter (see Note 8).

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	279	195	116	1,537
Common stock subject to repurchase agreements	52	206	64	268

Total	331	401	180	1,805

3) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss	$(6,003)	$(40,976)	$(26,718)	$(68,144)
Other comprehensive income (loss):
Foreign currency translation adjustment	(75)	321	126	796
Unrealized gain (loss) on securities	(57)	44	(72)	(112)

Comprehensive loss	$(6,135)	$(40,611)	$(26,664)	$(67,460)

4) Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Cost of revenues	$10	$22	$22	$47
Sales and marketing	46	102	102	575
Research and development	46	100	102	214
General and administrative	24	52	53	449

Total stock-based compensation	$126	$276	$279	$1,285

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

From time to time, we enter into foreign currency forward contracts to protect against a potential decline in value of assets and liabilities denominated in a currency other than the functional currency of Vitria or one of its subsidiaries. Gains and losses on these forward contracts as well as the offsetting losses and gains on the foreign denominated assets and liabilities are recognized in current earnings. There were no outstanding forward contracts at June 30, 2003.

6) Restructuring and Asset Impairments

In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvements and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings. As of June 30, 2003, $11.6 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2002 restructuring actions and these amounts are expected to be fully utilized by fiscal 2013.

In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 18% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003. This charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. All of the terminated employees had left Vitria by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6%. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. In the second quarter of 2003, we incurred a charge of $337,000 related to the restructuring which occurred in the first quarter of the current year. This charge was made up of $526,000 in severance charges, $62,000 in accretion charges and $22,000 in other facility related adjustments, offset by an adjustment of $273,000 due to a change in estimated sublease income for one of the restructured buildings which we subleased in the second quarter of 2003. As of June 30, 2003, $8.8 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2003 restructuring actions and are expected to be fully utilized by fiscal 2013.

The total accrued liability for lease termination costs of $20.4 million at June 30, 2003 is net of $11.0 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003 (see Note 7). Aggregate future minimum lease payments for vacated facilities totaled $24.1 million at June 30, 2003 which is net of $2.3 million in contractual sublease income.

The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed one sublease agreement for one of the buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate our estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

As of June 30, 2003, $20.4 million of restructuring costs remained accrued for payment in future periods, as follows (in thousands):

	Facilities consolidation	Severance	Total
Fiscal year 2002 actions
Total charges	$15,358	$4,158	$19,516
Cash payments	(4,075)	(4,158)	(8,233)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance from fiscal year 2002 actions at June 30, 2003	11,567	—	11,567

Fiscal year 2003 actions
Total charges	12,141	2,477	14,618
Cash payments	(815)	(2,477)	(3,292)
Fixed asset writeoffs	(2,251)	—	(2,251)
Facilities adjustments	(273)	—	(273)

Balance from fiscal year 2003 actions at June 30, 2003	8,802	—	8,802

Total accrual balance at June 30, 2003	$20,369	$—	$20,369

At June 30, 2003, $7.2 million related to restructuring activities remained in current liabilities and $13.2 million remained in long-term liabilities. Cash payments totaling approximately $20.4 million, consisting entirely of lease payments, will be made through 2013.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements as of December 31, 2002 and to date, the adoption of FIN 45 has not had a material effect on our operations or on our financial condition. See Note 11 in our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information on our warranty and indemnification practices. During the six months ended June 30, 2003, we did not record any provisions for any guarantees.

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

8) Reverse stock split

On May 19, 2003, our Board of Directors approved a one-for-four reverse split of our common stock. The reverse split was approved by Vitria stockholders on May 16, 2003 and implemented on May 27, 2003. Each four shares of our outstanding common stock automatically converted into one share of common stock.

All share and per share amounts have been restated for all periods presented to reflect this reverse stock split. The reverse split reduced the number of shares of our common stock outstanding at June 30, 2003 to approximately 33 million shares. In addition, the number of authorized shares of common stock was reduced from 600 million to 150 million shares.

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

Restructuring Charges

During the first six months of 2003, we recorded $14.4 million of restructuring charges related to the realignment of our business operations. In addition, we recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. As of June 30, 2003 we have $20.4 million in accrued restructuring expenses, consisting primarily of lease payments, to be made through 2013. Aggregate minimum future lease payments due for abandoned properties totals $24.1 million at June 30, 2003 which is net of $2.3 million in contractual sublease income.

Only costs resulting from a restructuring plan that are not associated with, or that do not benefit, activities that will be continued are eligible for recognition as liabilities at the commitment date. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken and consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities, net of anticipated sublease income.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2003 and 2002

The following table sets forth the results of operations for the three and six months ended June 30, 2003 and 2002, expressed as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
License	23%	38%	36%	39%
Service and other	77%	62%	64%	61%

Total revenues	100%	100%	100%	100%
Cost of revenues
License	1%	8%	1%	5%
Service and other	31%	30%	31%	33%

Total cost of revenues	32%	38%	32%	38%
Gross profit	68%	62%	68%	62%
Operating expenses
Sales and marketing	56%	73%	57%	88%
Research and development	24%	33%	24%	36%
General and administrative	19%	21%	18%	23%
Amortization of stock-based compensation	1%	1%	1%	2%
Amortization of goodwill and intangible assets	—%	1%	—%	1%
Impairment of goodwill	—%	27%	—%	14%
Restructuring charges	2%	65%	35%	34%

Total operating expenses	102%	221%	135%	198%
Loss from operations	(34)%	(159)%	(67)%	(136)%
Interest income	2%	3%	2%	3%
Other income (expenses), net	1%	2%	—%	1%

Net loss before income taxes	(31)%	(154)%	(65)%	(132)%
Provision for income taxes	1%	1%	1%	1%

Net loss	(32)%	(155)%	(66)%	(133)%

Revenues

We recognized approximately 43% of our revenues from customers outside the United States in the three months ended June 30, 2003 and 33% of our revenues from customers outside the United States in the six months ended June 30, 2003, compared to 30% in the three months ended June 30, 2002 and 29% in the six months ended June 30, 2002. For the next quarter, we believe international revenues will remain at approximately the same percentage of total revenues as the six months ended June 30, 2003.

Sales to our ten largest customers accounted for 35% of total revenues in the three months ended June 30, 2003 and 37% of total revenues in the six months ended June 30, 2003. Sales to our ten largest customers accounted for 38% of total revenues in the three months ended June 30, 2002 and 33% of total revenues in the six months ended June 30, 2002. No customer accounted for more than 10% of total revenues in the three months ended June 30, 2003 and one customer accounted for 11% of total revenues in the six months ended June 30, 2003. No customer accounted for more than 10% of total revenues in the three months or six months ended June 30, 2002. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

To date we have not experienced significant seasonality of revenue. Future results may be affected by the fiscal or quarterly budget cycles of our customers.

License. License revenues decreased 58% to $4.2 million in the three months ended June 30, 2003 from $10.0 million in the three months ended June 30, 2002. License revenues decreased 26% to $14.7 million in the six months ended June 30, 2003 from $20.0 million in the six months ended June 30, 2002. We believe that this decrease is a result of the general slowdown in information technology spending in our target markets, which has made it more difficult for us to grow our revenues.

Service and other. Service and other revenues decreased 16% to $13.9 million in the three months ended June 30, 2003 from $16.5 million in the three months ended June 30, 2002. Service and other revenues decreased 17% to $25.9 million in the six months ended June 30, 2003 from $31.2 million in the six months ended June 30, 2002. The decrease is primarily due to a decrease in consulting revenues due to fewer license deals in the current year which in turn required fewer consulting projects. This decrease was offset by $773,000 in consulting revenue recognized from consulting arrangements completed in prior periods but for which cash was collected during the second quarter of 2003.

Included in deferred revenue as of June 30, 2003 is approximately $750,000 of unrecognized revenues from Government grants which are subject to outstanding audits with the Government. We expect some of these audits will be resolved in 2003 which may result in repaying some amount to the Government and/or recognition of certain deferred Government grant revenues.

Cost of Revenues

License. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Cost of license revenues decreased 90% from $2.0 million in the three months ended June 30, 2002 to $207,000 in the three months ended June 30, 2003. Cost of license revenues decreased 88% from $2.4 million in the six months ended June 30, 2002 to $301,000 in the six months ended June 30, 2003. This fluctuation is due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them.

Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues decreased 29% from $8.0 million in the three months ended June 30, 2002 to $5.6 million in the three months ended June 30, 2003. This decrease is primarily due to a decrease of $1.4 million in salary and benefit expenses as well as reduced travel expenses of $517,000 arising from our workforce reductions and cost containment efforts. Cost of service and other revenues decreased 26% from $17.1 million in the six months ended June 30, 2002 to $12.7 million in the six months ended June 30, 2003. This decrease is primarily due to a decrease of $4.0 million in salary and benefit expenses as well as reduced travel expenses of $451,000 due to workforce reductions and cost containment efforts. For the next quarter, we expect that cost of service and other will remain flat compared to the quarter ended June 30, 2003.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 48% from $19.5 million in the three months ended June 30, 2002 to $10.2 million in the three months ended June 30, 2003. This decrease was primarily due to lower salary and benefit expenses of $4.7 million, lower commission expenses of $1.3 million, reduced travel expenses of $1.1 million and reduced facilities costs of $635,000 arising from our workforce reductions and facility closures, as well as related decreases in most other expense areas as a result of our cost containment efforts. Sales and marketing expenses decreased 49% from $45.2 million in the six months ended June 30, 2002 to $23.2 million in the six months ended June 30, 2003. This decrease was primarily due to lower salary and benefit expenses of $12.7 million, lower commission expense of $1.9 million, reduced travel expenses of $2.1 million and reduced facilities costs of $1.3 million arising from our workforce reductions and facility closures, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that sales and marketing expenses will remain flat compared to the quarter ended June 30, 2003.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 49% from $8.7 million in the three months ended June 30, 2002 to $4.4 million in the three months ended June 30, 2003. This decrease was primarily due to a decrease of $2.8 million in salary expenses and a decrease of $559,000 in facilities costs arising from our workforce reductions and a reduction of $367,000 in the use of outside consultants, as well as related decreases in most other expense areas as a result of our cost containment efforts. Research and development expenses decreased 47% from $18.2 million in the six months ended June 30, 2002 to $9.7 million in the six months ended June 30, 2003. This decrease was primarily due to a decrease of $6.4 million in salary expenses and a decrease of $680,000 in facilities costs arising from our workforce reductions and a reduction of $574,000 in the use of outside consultants, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that research and development expenses will remain flat compared to the quarter ended June 30, 2003.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 39% from $5.6 million in the three months ended June 30, 2002 to $3.4 million in the three months ended June 30, 2003. This decrease was primarily attributable to a decrease of $1.6 million in salaries and benefit expenses as a result of our workforce reductions, a reduction of $568,000 in the use of outside consultants, as well as related decreases in most other expense areas as a result of our cost containment efforts. General and administrative expenses decreased 37% from $11.5 million in the six months ended June 30, 2002 to $7.3 million in the six months ended June 30, 2003. This decrease was primarily attributable to a decrease of $2.6 million in salaries and benefit expenses as a result of our workforce reductions and a reduction of $1.1 million in the use of outside consultants, as well as related decreases in most other expense areas. For the next quarter, we expect that general and administrative expenses will remain flat compared to the quarter ended June 30, 2003.

Stock-based compensation. Total stock-based compensation expenses were $126,000 for the three months ended June 30, 2003 and $276,000 for the three months ended June 30, 2002. Total stock-based compensation expenses were $279,000 for the six months ended June 30, 2003 and $1.3 million for the six months ended June 30, 2002. Stocked based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. In the quarter ended March 31, 2002, we recorded $695,000 in additional non-cash stock-based compensation expense as a result of vesting modifications made to option grants for certain key executives who left Vitria during that quarter. We expect to recognize employee stock-based compensation expenses of approximately $144,000 for the six months ending December 31, 2003 and $81,000 for the year ending December 31, 2004. This unearned compensation expense will be reduced in future periods to the extent that options are cancelled prior to vesting.

Amortization of purchased intangible assets. Amortization of purchased intangible assets associated with the acquisition of XMLSolutions in April 2001 resulted in charges to earnings of $213,000 and $731,000 for the three and six months ended June 30, 2002, respectively. In the fourth quarter of 2002, we reduced the carrying value of all of our intangible assets associated with this purchase to zero. Therefore there was no amortization of intangible assets in the three and six months ended June 30, 2003.

Restructuring charges. In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings. As of June 30, 2003, $11.6 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2002 restructuring actions and these amounts are expected to be fully utilized by fiscal 2013.

In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 18% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003. This charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. All of the terminated employees had left Vitria by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6%. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. In the second quarter of 2003, we incurred a charge of $337,000 related to the restructuring which occurred in the first quarter of the current year. This charge was made up of $526,000 in severance charges, $62,000 in accretion charges and $22,000 in other facility related adjustments, offset by an adjustment of $273,000 due to a change in estimated sublease income for one of the restructured buildings which we subleased in the second quarter of 2003.

The total accrued liability for lease termination costs of $20.4 million at June 30, 2003 is net of $11.0 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003 (see Note 7). Aggregate future minimum lease payments for vacated facilities totaled $24.1 million at June 30, 2003 which is net of $2.3 million in contractual sublease income.

The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities, and, to date, have signed one sublease agreement for one of the buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate our estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

We expect to achieve annualized cost savings of approximately $38.0 million from our restructuring actions initiated in the year ended December 31, 2002 and an additional $14.0 million from our restructuring actions initiated in the first quarter of 2003.

Interest income and other income, net. Interest and other income, net, decreased $867,000, or 65%, from $1.3 million in the three months ended June 30, 2002 to $462,000 in the three months ended June 30, 2003. The decrease was primarily attributable to lower interest income due to lower cash and investment balances as well as the recognition of $290,000 of other income from a legal settlement fee in the three months ended June 30, 2002. Interest and other income, net, decreased $1.3 million, or 66%, from $2.0 million in the six months ended June 30, 2002 to $667,000 in the six months ended June 30, 2003. This decrease was primarily attributable to lower interest income due to lower cash and investment balances, the $290,000 legal settlement fee recognized as other income in 2002, as well as a charge of $300,000 for an other than temporary decline in value of our equity investment in a private company.

Provision for income taxes

We recorded an income tax provision of $202,000 and $267,000, respectively, for the three-month and six-month periods ended June 30, 2003. We recorded an income tax provision of $206,000 and $397,000, respectively, for the three-month and six-month periods ended June 30, 2002. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and capital resources

	Six Months Ended June 30,		Percent Change
	2003	2002
	(in thousands)
Cash, cash equivalents and short term investments	$104,485	$145,840	(28)%
Net cash used in operating activities	(13,303)	(29,333)	(55)%
Net cash provided by (used in) investing activities	(7,892)	29,237	(127)%
Net cash provided by financing activities	136	945	(86)%

As of June 30, 2003, we had approximately $104.5 million of cash, cash equivalents and short-term investments, and $13.4 million of long-term liabilities, compared to approximately $145.8 million of cash, cash equivalents and short-term investments with no long-term liabilities at June 30, 2002.

Net cash used in operating activities decreased $16.0 million, or 55%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was primarily due to a decrease in our net loss, a decrease in accounts receivable, a decrease in deferred revenue, and an increase in accrued restructuring expenses.

Net cash provided by (used in) investing activities decreased $37.1 million, or 127%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease in the current period was primarily due the fact that we purchased more short-term investments than we sold, as compared to the prior period when we sold more short-term investments than we purchased.

Net cash provided by financing activities decreased $809,000, or 86%, in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Net cash provided by financing activities in both the current and prior periods was primarily from the issuance of common stock offset by the repurchases of terminated employees’ stock options which had been exercised prior to vesting.

During the six months ended June 30, 2003, our net accounts receivable balance decreased $4.3 million from $15.1 million at December 31, 2002 to $10.8 million at June 30, 2003. The reason for the decrease was due to significant cash receipts collected from customers on completed consulting projects as well as lower revenues in the six months ended June 30, 2003. At June 30, 2003, our gross accounts receivable balance is $12.2 million with an allowance for doubtful accounts of $1.4 million.

During the six months ended June 30, 2003, our deferred revenue balance increased $2.6 million from $13.4 million at December 31, 2002 to $16.0 million at June 30, 2003. The primary reason for this increase in deferred revenue is an increase in support renewals which was due to the fact that a higher percentage of customers are renewing their annual maintenance. This increase was offset by a decrease in prepaid training and consulting as fewer customers decide to prepay for these services.

Contractual Cash Obligations

At June 30, 2003, we had contractual obligations and commercial commitments of approximately $31.9 million as shown in the table below. The table below (in thousands) excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

	Year ending December 31,						Total minimum payment
	2003	2004	2005	2006	2007	2008 and thereafter
Operating Leases	$4,446	$7,295	$6,897	$4,966	$2,333	$5,699	$31,636
Capital Leases	48	96	72	—	—	—	216

Total	$4,494	$7,391	$6,969	$4,966	$2,333	$5,699	$31,852

Operating lease commitments shown above, which are net of contractual sublease agreements, include $24.1 million of operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of June 30, 2003. This $24.1 million lease commitment is net of $2.3 million in contractual sublease income. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements, except as discussed below in the section entitled “Credit Facilities with Silicon Valley Bank.”

Off-Balance Sheet Arrangements

At June 30, 2003, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Facilities with Silicon Valley Bank

We have a $15.0 million revolving line of credit agreement with Silicon Valley Bank. Interest on outstanding borrowings accrues at the bank’s prime rate of interest. The facility is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require us to maintain, among other things, a minimum cash, cash equivalents, and short-term investments balance of $80.0 million. As part of this $80.0 million balance, the agreement also requires us to maintain a minimum of $25.0 million in investments which are invested through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments.

As of June 30, 2003, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $10.2 million related to certain office leases at June 30, 2003.

Stock Repurchase Program

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of 1.3 million shares of our common stock through July 2003. Under the program the repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of June 30, 2003, 124,000 shares had been repurchased in the open market at a total cost of approximately $496,000. No shares were repurchased during the six months ended June 30, 2003.

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

In the past, we have invested significantly in our operations. During the remainder of this fiscal year, we expect that operating expenses will be slightly lower than the first half of the year due to our continued cost containment efforts. However, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect total capital expenditures for fiscal year 2003 will be less than $1.0 million, which is substantially less than the $3.0 million we spent in fiscal year 2002. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

We believe our success requires expanding our customer base and continuing to enhance our BusinessWare products. We intend to continue to invest selectively in sales, marketing and research and development. We expect our operating losses to decrease as we approach our expected break even towards the end of 2003. However, due to our restructuring obligations, we expect to remain cash flow negative at least through 2003. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at June 30, 2003 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since June 30, 2003.

The following table set forth our weighted average interest rate for cash, cash equivalents and short-term investments for the six-month period ending June 30, 2003 (in thousands):

	June 30, 2003
	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$21,494	1.06%
Short-term investments	82,991	1.60%

Total cash and investment securities	$104,485

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

We had no outstanding forward contracts as of June 30, 2003.

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $197.6 million as of June 30, 2003. Since the beginning of 2002, we have reduced our workforce by a total of 385 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred restructuring charges of $19.5 million in 2002 and $14.3 million in the six months ended June 30, 2003. Despite these recent measures in order to remain competitive we intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to continue report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues our BusinessWare product and our business could be materially harmed by factors that adversely affect the pricing and demand for BusinessWare.

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

During the six months ended June 30, 2003, we had a net loss of $26.7 million and our operating activities used $13.3 million of cash. As of June 30, 2003, we had approximately $104.5 million in cash and cash equivalents and short-term investments, and $13.4 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Sales to our ten largest customers accounted for 35% and 37% of total revenues in the three and six months ended June 30, 2003, respectively. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

To date we have concentrated our sales and marketing efforts toward companies in the telecommunications, financial services, and healthcare industries. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

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

The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current competitors include BEA Systems, IBM Corporation, IONA, Microsoft Corporation, Mercator Software, Sybase, SeeBeyond Technology, Tibco Software, and webMethods. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality. These or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we also face or may soon face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these vendors include JD Edwards, Oracle, PeopleSoft, Siebel Systems and SAP AG.

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

We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Brazil, Taiwan, Korea, Mexico, Singapore, Canada, Australia and Spain, and we may establish additional international offices. During the first six months of 2003, 33% of our revenue was derived from international markets. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of June 30, 2003, our executive officers, directors and their affiliates beneficially own approximately 36% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of our officers and directors and the underwriters of our initial public offering (“IPO”), violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous public companies that first sold their common stock since the mid-1990s. All of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss. On June 18, 2003, Vitria’s Board of Directors approved a resolution accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the issuer defendants. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against Vitria and our current and former directors and officers, and Vitria will assign to the plaintiff class or its designee certain claims that Vitria may have against the underwriters of our IPO. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. Although Vitria has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. If approved, there will be no cash or other payment from Vitria to the plaintiff class or any other parties.

In February 2003, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of Florida, captioned Liu v. Credit Suisse First Boston Corporation (“CSFB”), et al., Case No. 03-20459. In the complaint, the plaintiffs allege that CSFB knowingly conspired with dozens of issuers, including Vitria, to conduct initial public offerings based on misinformation about our future prospects and the proper pricing of their shares, in violation of the anti-fraud provisions of section 10(b) of the Securities Exchange Act of 1934. The complaint sought unspecified monetary damages and other relief. In June 2003, the plaintiffs filed an amended complaint which voluntarily dismissed Vitria and our officers and directors from the action without prejudice. This dismissal was reaffirmed in two orders issued by the court in July 2003. Accordingly, neither Vitria nor any of our officers and directors remains a party to this action.

With the exception of the above lawsuits, we are not currently party to any other material pending legal proceedings, except routine legal proceedings arising in the ordinary course of and incidental to our business. We do not believe that these other proceedings, individually or collectively, will harm our business.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Vitria Technology, Inc was held on May 16, 2003 for the purpose of:

(1)	electing two directors to our board of directors to serve until 2006 annual meeting of stockholders;

(2)	to approve amendments to our certificate of incorporation to effect a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between and including two and six would be combined into one share of our common stock and to concurrently decrease the authorized number of shares of common stock on a proportional basis and to authorize our Board of Directors to select and file one such amendment;

(3)	to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003; and

(4)	to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

Proposal 1:

Election of two directors for three-year terms expiring at the 2006 annual meeting:

Nominee	For	Withheld
M. Dale Skeen, Ph.D.	117,268,451	2,746,291
William H. Younger, Jr.	118,655,432	1,359,310

Proposal 2:

Approval of amendments to our certificate of incorporation to effect a reverse stock split of our common stock pursuant to which any whole number of outstanding shares between and including two and six would be combined into one share of our common stock and to concurrently decrease the authorized number of shares of common stock on a proportional basis and to authorize our Board of Directors to select and file one such amendment:

For	Against	Abstain
119,287,554	717,136	10,052

Proposal 3:

The selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 was ratified by the following vote:

For	Against	Abstain
119,796,657	138,224	79,861

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the second quarter of 2003 our Audit Committee approved Vitria to utilize non-audit services performed by Ernst & Young LLP as listed below:

•	Consultations with Ernst & Young LLP’s tax specialists with respect to certain matters pertaining to our foreign subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 27, 2003.

Exhibit 10.15	Sublease, by and between Proxim, Inc. and Vitria Technology, Inc, dated June 6, 2003.

Exhibit 10.16	Second Loan Modification Agreement, by and between Silicon Valley Bank and Vitria Technology, Inc., dated June 26, 2003.

Exhibit 31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

b)	Reports on Form 8-K

Vitria filed a Current Report on Form 8-K, dated April 30, 2003, on April 30, 2003, reporting under “Item 9. Regulation FD Disclosure” rather than “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the three months ended March 31, 2003, as permitted by SEC Release No. 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitria Technology, Inc.

Date: August 13, 2003	By:	/s/ JEFFREY J. BAIRSTOW
Jeffrey J. Bairstow Chief Financial Officer