Form 10-Q
period 2003-09-30
VITRIA TECHNOLOGY INC
filed 2003-11-13
CIK 1050808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Rule 12b-2).    Yes  ☒    No  ☐

The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of October 31, 2003 was 32,880,390 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vitria Technology, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$17,278	$42,427
Short-term investments	79,111	75,436
Accounts receivable, net	12,727	15,108
Other current assets	2,834	3,111

Total current assets	111,950	136,082
Property and equipment, net	3,612	9,179
Other assets	810	1,363

Total assets	$116,372	$146,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,996	$2,264
Accrued payroll and related	3,902	6,157
Other accrued liabilities	5,303	8,715
Accrued restructuring expenses	6,541	4,258
Deferred revenue	13,885	13,430

Total current liabilities	31,627	34,824
Long-Term Liabilities:
Accrued restructuring expenses	12,533	8,936
Other long-term liabilities	160	916

Total long-term liabilities	12,693	9,852
Commitments
Stockholders’ Equity:
Common stock	33	131
Additional paid-in capital	273,559	273,320
Unearned stock-based compensation	(141)	(517)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income	658	620
Accumulated deficit	(201,368)	(170,917)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	72,052	101,948

Total liabilities and stockholders’ equity	$116,372	$146,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$7,084	$10,005	$21,825	$30,006
Service and other	11,690	16,038	37,613	47,204

Total revenues	18,774	26,043	59,438	77,210

Cost of revenues:
License	175	112	476	2,541
Service and other	5,753	8,353	18,411	25,501

Total cost of revenues	5,928	8,465	18,887	28,042

Gross profit	12,846	17,578	40,551	49,168

Operating expenses:
Sales and marketing	8,738	15,035	31,936	60,194
Research and development	4,207	6,922	13,892	25,147
General and administrative	3,120	4,614	10,436	16,128
Stock-based compensation	83	213	362	1,498
Amortization of goodwill and intangible assets	—	341	—	1,072
Impairment of goodwill	—	—	—	7,047
Restructuring costs	503	1,665	14,848	19,011

Total operating expenses	16,651	28,790	71,474	130,097

Loss from operations	(3,805)	(11,212)	(30,923)	(80,929)
Interest income	251	648	1,017	2,377
Other income (expenses), net	72	(308)	(27)	(67)

Net loss before income taxes	(3,482)	(10,872)	(29,933)	(78,619)
Provision for income taxes	251	237	518	634

Net loss	$(3,733)	$(11,109)	$(30,451)	$(79,253)

Basic and diluted net loss per share	$(0.11)	$(0.34)	$(0.93)	$(2.45)

Weighted average shares used in computing basic and diluted net loss per share	32,644	32,448	32,591	32,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(30,451)	$(79,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	1,072
Impairment of goodwill	—	7,047
Loss on write-down of equity investments	300	164
Loss on disposal of fixed assets	2,369	452
Depreciation	3,782	5,164
Stock-based compensation	362	1,498
Changes in assets & liabilities:
Accounts receivable	2,381	16,599
Other current assets	277	2,723
Other assets	253	(173)
Accounts payable	(268)	(69)
Other accrued liabilities	(5,667)	(4,908)
Accrued restructuring charges	5,880	14,025
Deferred revenue	455	(10,068)
Other long term liabilities	(756)	—

Net cash used in operating activities	(21,083)	(45,727)

Investing activities:
Purchases of property and equipment	(584)	(2,395)
Purchases of investments	(90,060)	(110,774)
Maturities of investments	86,325	162,804

Net cash provided by (used in) investing activities	(4,319)	49,635

Financing activities:
Issuance of common stock, net	155	931
Acquisition of treasury stock	—	(209)

Net cash provided by financing activities	155	722

Effect of exchange rates on changes on cash and cash equivalents	98	810

Net increase (decrease) in cash and cash equivalents	(25,149)	5,440
Cash and cash equivalents at beginning of period	42,427	60,479

Cash and cash equivalents at end of period	$17,278	$65,919

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

Under APB 25 and related interpretations, unearned stock-based compensation is based on the difference, on the date of the grant, between the fair value of Vitria’s common stock and the exercise price of a stock award. Under APB 25, no compensation expense is recognized in Vitria’s financial statements when the exercise price of Vitria’s employee stock options equals the market price of the underlying stock on the date of grant. Vitria has elected to follow APB 25 because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

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

The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock option plans		ESPP		Stock option plans		ESPP
	Three months ended September 30,				Nine months ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest rate	2.99%	3.32%	3.49%	3.96%	3.02%	3.32%	3.58%	3.97%
Expected Lives (in years)	5	5	0.5	0.5	5	5	0.5	0.5
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	131%	140%	143%	151%	125%	140%	144%	151%

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

	Three months ended,		Nine months ended,
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss, as reported	$(3,733)	$(11,109)	$(30,451)	$(79,253)
Add: stock-based employee compensation expense included in reported net loss	83	213	362	1,498
Deduct: total stock-based compensation expense determined under the fair value based method for all awards	(1,283)	(1,391)	(921)	10,810

Pro forma net loss	(4,934)	(12,287)	(31,011)	(66,945)

Net loss per share as reported	$(0.11)	$(0.34)	$(0.93)	$(2.45)

Pro forma net loss per share	(0.15)	(0.38)	(0.95)	(2.07)

Shares used in calculation	32,644	32,448	32,591	32,361

During the nine months ended September 30, 2002, stock-based compensation expense determined under the fair value based method resulted in a positive number in the above table or a reduction in expense. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts). All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the second quarter of 2003 (see Note 9).

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Numerator for basic and diluted net loss per share:
Net loss	$(3,733)	$(11,109)	$(30,451)	$(79,253)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	32,675	32,597	32,644	32,590
Less shares subject to repurchase	(31)	(149)	(53)	(229)

Denominator for basic and diluted net loss per share	32,644	32,448	32,591	32,361

Basic and diluted net loss per share	$(0.11)	$(0.34)	$(0.93)	$(2.45)

The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands). All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the second quarter of 2003 (see Note 9).

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	548	81	239	980
Common stock subject to repurchase agreements	31	149	53	229

Total	579	230	292	1,209

3) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss	$(3,733)	$(11,109)	$(30,451)	$(79,253)
Other comprehensive income (loss):
Foreign currency translation adjustment	(28)	24	(60)	810
Unrealized gain (loss) on securities	12	14	98	(88)

Comprehensive loss	$(3,749)	$(11,071)	$(30,413)	$(78,531)

4) Revenues

One customer accounted for 18% of total revenues in the three months ended September 30, 2003 and a different customer accounted for 11% of total revenues in the three months ended September 30, 2002. No customer accounted for more than 10% of total revenues in either of the nine-month periods ended September 30, 2003 or 2002.

5) Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Cost of revenues	$7	$17	$29	$64
Sales and marketing	31	78	133	653
Research and development	30	78	132	292
General and administrative	15	40	68	489

Total stock-based compensation	$83	$213	$362	$1,498

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

From time to time, we enter into foreign currency forward contracts to protect against a potential decline in value of assets and liabilities denominated in a currency other than the functional currency of Vitria or one of its subsidiaries. Gains and losses on these forward contracts as well as the offsetting losses and gains on the foreign denominated assets and liabilities are recognized in current earnings. There were no outstanding forward contracts at September 30, 2003.

7) Restructuring Actions and Asset Impairments

In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvements and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings. As of September 30, 2003, $10.5 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2002 restructuring actions and this amount is expected to be fully paid out by fiscal 2013.

In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 18% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003. This charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. All of the terminated employees had left Vitria by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. In the second quarter of 2003, we incurred a charge of $337,000 related to the restructuring which occurred in the first quarter of the current year. This charge was made up of $526,000 in severance charges, $62,000 in accretion charges and $22,000 in other facility related adjustments, offset by an adjustment of $273,000 due to a change in estimated sublease income for one of the restructured buildings which we subleased in the second quarter of 2003. In the third quarter of 2003, we incurred a charge of $503,000 related to the restructuring action which occurred in 2003. This charge was due to a change in assumptions for our estimated future sublease income for one of the restructured buildings. As of September 30, 2003, $8.6 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2003 restructuring actions and is expected to be fully paid out by fiscal 2013.

The total accrued liability for lease termination costs of $19.1 million at September 30, 2003 is net of $7.1 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003 (see Note 8). Aggregate future minimum lease payments for vacated facilities totaled $23.0 million at September 30, 2003, which is net of $2.5 million in contractual sublease income.

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

As of September 30, 2003, $19.1 million of restructuring costs remained accrued for payment in future periods, as follows (in thousands):

	Facilities consolidation	Severance	Total
Fiscal year 2002 actions
Total charges	$15,358	$4,158	$19,516
Cash payments	(5,190)	(4,158)	(9,348)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance from fiscal year 2002 actions at September 30, 2003	10,452	—	10,452

Fiscal year 2003 actions
Total charges	12,141	2,477	14,618
Cash payments	(1,498)	(2,477)	(3,975)
Fixed asset writeoffs	(2,251)	—	(2,251)
Facilities adjustments	230	—	230

Balance from fiscal year 2003 actions at September 30, 2003	8,622	—	8,622

Total accrual balance at September 30, 2003	$19,074	$—	$19,074

At September 30, 2003, $6.5 million related to restructuring activities remained in current liabilities and $12.5 million remained in long-term liabilities. We estimate that cash payments totaling approximately $19.1 million, consisting entirely of lease payments, will be made through 2013.

8) Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standard Board, or the FASB, issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Existing restructuring initiatives will not be affected by the adoption of this Statement. We adopted SFAS 146 as of January 1, 2003 which has resulted in the fair value treatment of our restructuring actions taken in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the guarantee obligation. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligation associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for our financial statements as of December 31, 2002 and to date, the adoption of FIN 45 has not had a material effect on our operations or on our financial condition. See Note 11 in our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information on our warranty and indemnification practices. During the nine months ended September 30, 2003, we did not record any provisions for any guarantees.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied in the quarter ending December 31, 2003. We do not expect the adoption of FIN 46 will have a material effect on our operations results or financial condition.

9) Reverse stock split

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate our estimates, on an on-going basis, including those related to revenue recognition, allowances for doubtful accounts and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Restructuring Charges

During the first nine months of 2003, we recorded $14.8 million of restructuring charges related to the realignment of our business operations. In addition, we recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. As of September 30, 2003, we have $19.1 million in accrued restructuring expenses, consisting solely of lease payments, to be made through 2013. Aggregate minimum future lease payments due for abandoned properties totals $23.0 million at September 30, 2003 which is net of $2.5 million in contractual sublease income.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2003 and 2002

The following table sets forth the results of operations for the three and nine months ended September 30, 2003 and 2002, expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
License	38%	38%	37%	39%
Service and other	62%	62%	63%	61%

Total revenues	100%	100%	100%	100%
Cost of revenues
License	1%	1%	1%	3%
Service and other	31%	32%	31%	33%

Total cost of revenues	32%	33%	32%	36%
Gross profit	68%	67%	68%	64%
Operating expenses
Sales and marketing	47%	58%	54%	78%
Research and development	22%	27%	23%	33%
General and administrative	17%	18%	17%	21%
Amortization of stock-based compensation	0%	1%	1%	2%
Amortization of goodwill and intangible assets	0%	1%	0%	1%
Impairment of goodwill	0%	0%	0%	9%
Restructuring charges	3%	6%	25%	25%

Total operating expenses	89%	111%	120%	169%
Loss from operations	(21%)	(44%)	(52%)	(105%)
Interest income	1%	2%	2%	3%
Other income (expenses), net	0%	(1)%	0%	0%

Net loss before income taxes	(20%)	(43%)	(50%)	(102%)
Provision for income taxes	1%	1%	1%	1%

Net loss	(21%)	(44%)	(51%)	(103%)

Revenues

We recognized approximately 40% of our revenues from customers outside the United States in the three months ended September 30, 2003 and 36% of our revenues from customers outside the United States in the nine months ended September 30, 2003, compared to 43% in the three months ended September 30, 2002 and 34% in the nine months ended September 30, 2002. For the next quarter, we believe international revenues will remain at approximately the same percentage of total revenues as the nine months ended September 30, 2003.

Sales to our ten largest customers accounted for 42% of total revenues in the three months ended September 30, 2003 and 37% of total revenues in the nine months ended September 30, 2003. Sales to our ten largest customers accounted for 41% of total revenues in the three months ended September 30, 2002 and 30% of total revenues in the nine months ended September 30, 2002. One customer accounted for 18% of total revenues in the three months ended September 30, 2003 and a different customer accounted for 11% of total revenues in the three months ended September 30, 2002. No customer accounted for more than 10% of total revenues in either of the nine-month periods ended September 30, 2003 or 2002. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

To date we have not experienced significant seasonality of revenue. Future results may be affected by the fiscal or quarterly budget cycles of our customers.

License. License revenues decreased 29% to $7.1 million in the three months ended September 30, 2003 from $10.0 million in the three months ended September 30, 2002. License revenues decreased 27% to $21.8 million in the nine months ended September 30, 2003 from $30.0 million in the nine months ended September 30, 2002. We believe that this decrease is a result of the general slowdown in information technology spending in our target markets, which has made it more difficult for us to grow our revenues.

Service and other. The level of service revenue is impacted by the number and size of license deals in a given period. First year support is purchased as part of each license deal. Most of our consulting project revenue and customer training revenue is impacted by the level of license deals. Services and other revenue also includes support renewals, which is impacted by the installed license base. Service and other revenues decreased 27% to $11.7 million in the three months ended September 30, 2003 from $16.0 million in the three months ended September 30, 2002. Service and other revenues decreased 20% to $37.6 million in the nine months ended September 30, 2003 from $47.2 million in the nine months ended September 30, 2002. The decrease is primarily due to a decrease in consulting revenues due to fewer license deals in the current year which in turn required fewer consulting projects as well as a decrease in first year support, also due to fewer license deals in the current year. Revenue from support renewals increased over the prior year and slightly mitigated the decreases in other support revenues. This increase in support renewals was due to a decrease in the customer cancellation rate as we saw fewer customers canceling due to bankruptcy.

Included in deferred revenue as of September 30, 2003 is approximately $750,000 of unrecognized revenues from Government grants which are subject to outstanding audits with the Government. We expect some of these audits will be resolved in 2003 which may result in repaying some amount to the Government and/or recognition of certain deferred Government grant revenues.

Cost of Revenues

License. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Cost of license revenues increased 56% from $112,000 in the three months ended September 30, 2002 to $175,000 in the three months ended September 30, 2003. Cost of license revenues decreased 81% from $2.5 million in the nine months ended September 30, 2002 to $476,000 in the nine months ended September 30, 2003. This fluctuation is due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them.

Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues decreased 31% from $8.4 million in the three months ended September 30, 2002 to $5.8 million in the three months ended September 30, 2003. This decrease is primarily due to a decrease of $1.8 million in salary and benefit expenses as well as reduced travel expenses of $524,000 arising from our workforce reductions and cost containment efforts. Cost of service and other revenues decreased 28% from $25.5 million in the nine months ended September 30, 2002 to $18.4 million in the nine months ended September 30, 2003. This decrease is primarily due to a decrease of $5.8 million in salary and benefit expenses as well as reduced travel expenses of $975,000 due to workforce reductions and cost containment efforts. For the next quarter, we expect that cost of service and other will remain flat compared to the quarter ended September 30, 2003.

Operating Expenses

Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 42% from $15.0 million in the three months ended September 30, 2002 to $8.7 million in the three months ended September 30, 2003. This decrease was primarily due to lower salary and benefit expenses of $3.3 million, lower commission expenses of $582,000, reduced travel expenses of $699,000 and reduced facilities costs of $427,000 arising from our workforce reductions and facility closures, as well as related decreases in most other expense areas as a result of our cost containment efforts. Sales and marketing expenses decreased 47% from $60.2 million in the nine months ended September 30, 2002 to $31.9 million in the nine months ended September 30, 2003. This decrease was primarily due to lower salary and benefit expenses of $15.9 million, lower commission expense of $2.5 million, reduced travel expenses of $2.8 million and reduced facilities costs of $1.7 million arising from our workforce reductions and facility closures, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that sales and marketing expenses will remain flat compared to the quarter ended September 30, 2003.

Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 39% from $6.9 million in the three months ended September 30, 2002 to $4.2 million in the three months ended September 30, 2003. This decrease was primarily due to a decrease of $1.9 million in salary expenses and a decrease of $372,000 in facilities costs arising from our workforce reductions as well as related decreases in most other expense areas as a result of our cost containment efforts. Research and development expenses decreased 45% from $25.1 million in the nine months ended September 30, 2002 to $13.9 million in the nine months ended September 30, 2003. This decrease was primarily due to a decrease of $8.3 million in salary expenses and a decrease of $1.2 million in facilities costs arising from our workforce reductions and a reduction of $698,000 in the use of outside consultants, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that research and development expenses will remain flat compared to the quarter ended September 30, 2003.

General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 32% from $4.6 million in the three months ended September 30, 2002 to $3.1 million in the three months ended September 30, 2003. This decrease was primarily attributable to a decrease of $402,000 in salaries and benefit expenses as a result of our workforce reductions, a reduction of $491,000 in facilities expenses, as well as related decreases in most other expense areas as a result of our cost containment efforts.

General and administrative expenses decreased 35% from $16.1 million in the nine months ended September 30, 2002 to $10.4 million in the nine months ended September 30, 2003. This decrease was primarily attributable to a decrease of $3.0 million in salaries and benefit expenses as a result of our workforce reductions and a reduction of $1.1 million in the use of outside consultants, as well as related decreases in most other expense areas. For the next quarter, we expect that general and administrative expenses will remain flat compared to the quarter ended September 30, 2003.

Stock-based compensation. Total stock-based compensation expenses were $83,000 for the three months ended September 30, 2003 and $213,000 for the three months ended September 30, 2002. Total stock-based compensation expenses were $362,000 for the nine months ended September 30, 2003 and $1.5 million for the nine months ended September 30, 2002. Stocked based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. In the quarter ended March 31, 2002, we recorded $695,000 in additional non-cash stock-based compensation expense as a result of vesting modifications made to option grants for certain key executives who left Vitria during that quarter. We expect to recognize employee stock-based compensation expenses of approximately $61,000 for the three months ending December 31, 2003 and $80,000 for the year ending December 31, 2004. This unearned compensation expense will be reduced in future periods to the extent that options are cancelled prior to vesting.

Amortization of purchased intangible assets. Amortization of purchased intangible assets associated with the acquisition of XMLSolutions in April 2001 resulted in charges to earnings of $341,000 and $1.1 million for the three and nine months ended September 30, 2002, respectively. In the fourth quarter of 2002, we reduced the carrying value of all of our intangible assets associated with this purchase to zero. Therefore there was no amortization of intangible assets in the three and nine months ended September 30, 2003.

Restructuring charges. In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings. As of September 30, 2003, $10.5 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2002 restructuring actions and this amount is expected to be fully paid out by fiscal 2013.

In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 18% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003. This charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. All of the terminated employees had left Vitria by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6%. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. In the second quarter of 2003, we incurred a charge of $337,000 related to the restructuring which occurred in the first quarter of the current year. This charge was made up of $526,000 in severance charges, $62,000 in accretion charges and $22,000 in other facility related adjustments, offset by an adjustment of $273,000 due to a change in estimated sublease income for one of the restructured buildings which we subleased in the second quarter of 2003. In the third quarter of 2003, we incurred a charge of $503,000 related to the restructuring action which occurred in the first quarter of 2003. This charge was due to a change in assumptions for our estimated future sublease income for one of the restructured buildings. As of September 30, 2003, $8.6 million of lease termination costs, net of anticipated sublease income, remains accrued from our 2003 restructuring actions and is expected to be fully paid out by fiscal 2013.

The total accrued liability for lease termination costs of $19.1 million at September 30, 2003 is net of $7.1 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003 (see Note 8). Aggregate future minimum lease payments for vacated facilities totaled $23.0 million at September 30, 2003 which is net of $2.5 million in contractual sublease income.

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

Interest income and other income, net. Interest and other income, net, decreased $17,000, or 5%, from $340,000 in the three months ended September 30, 2002 to $323,000 in the three months ended September 30, 2003. This slight decrease was primarily attributable to lower interest income due to lower cash and investment balances, offset by an increase in foreign currency exchange gain. Interest and other income, net, decreased $1.3 million, or 133%, from $2.3 million in the nine months ended September 30, 2002 to $990,000 in the nine months ended September 30, 2003. This decrease was primarily attributable to lower interest income due to lower cash and investment balances, $290,000 legal settlement fee recognized as other income in 2002, as well as a charge of $300,000 for an other than temporary decline in value of our equity investment in a private company in 2003.

Provision for income taxes

We recorded an income tax provision of $251,000 and $518,000, respectively, for the three-month and nine-month periods ended September 30, 2003. We recorded an income tax provision of $237,000 and $634,000, respectively, for the three-month and nine-month periods ended September 30, 2002. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and capital resources

	Nine Months Ended September 30,		Percent Change
	2003	2002
	(in thousands)
Cash, cash equivalents and short term investments	$96,389	$128,860	(25)%
Net cash used in operating activities	(21,084)	(45,727)	(54)%
Net cash provided by (used in) investing activities	(4,319)	49,635	(109)%
Net cash provided by financing activities	156	722	(78)%

As of September 30, 2003, we had approximately $96.4 million of cash, cash equivalents and short-term investments, and $12.7 million of long-term liabilities, compared to approximately $128.9 million of cash, cash equivalents and short-term investments and $9.2 million of long-term liabilities at September 30, 2002.

Net cash used in operating activities decreased $24.6 million, or 54%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was primarily due to a decrease in our net loss, a decrease in accounts receivable, a decrease in deferred revenue, and an increase in accrued restructuring expenses.

Net cash provided by (used in) investing activities decreased $54.0 million, or 109%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease in the current period was primarily due the fact that we purchased more short-term investments than we sold, as compared to the prior period when we sold more short-term investments than we purchased.

Net cash provided by financing activities decreased $566,000, or 78%, in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Net cash provided by financing activities in both the current and prior periods was primarily from the issuance of common stock offset by the repurchases of terminated employees’ stock options which had been exercised prior to vesting.

During the nine months ended September 30, 2003, our net accounts receivable balance decreased $2.4 million from $15.1 million at December 31, 2002 to $12.7 million at September 30, 2003. The reason for the decrease was due to lower revenues in the nine months ended September 30, 2003 as well as an improvement in our cash collection efforts which led to an increase in cash receipts. At September 30, 2003, our gross accounts receivable balance is $13.3 million with an allowance for doubtful accounts of $527,000.

During the nine months ended September 30, 2003, our deferred revenue balance increased $455,000 from $13.4 million at December 31, 2002 to $13.9 million at September 30, 2003. The primary reason that our deferred revenue balance remained essentially flat over the past nine months is due to an increase in support renewals due to the fact that a higher percentage of customers are renewing their annual maintenance. This increase was nearly offset by a decrease in prepaid training and consulting as fewer customers elected to prepay for their services, as well as a smaller increase in deferred license revenue and a decrease in first year maintenance.

Contractual Cash Obligations

At September 30, 2003, we had contractual obligations and commercial commitments of approximately $29.4 million as shown in the table below. The table below (in thousands) excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

	Year ending December 31,						Total minimum payment
	2003	2004	2005	2006	2007	2008 and thereafter
Operating Leases	$2,080	$7,216	$6,838	$4,943	$2,341	$5,745	$29,164
Capital Leases	23	96	72	—	—	—	191

Total	$2,103	$7,312	$6,910	$4,943	$2,341	$5,745	$29,355

Operating lease commitments shown above, which are net of contractual sublease agreements, include $23.0 million of operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of September 30, 2003. This $23.0 million lease commitment is net of $2.5 million in contractual sublease income. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements, except as discussed below in the section entitled “Credit Facilities with Silicon Valley Bank.”

Off-Balance Sheet Arrangements

At September 30, 2003, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2003, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $10.2 million related to certain office leases at September 30, 2003.

Stock Repurchase Program

In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of 1.3 million shares of our common stock through July 2003. Under the program the repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available working capital. As of September 30, 2003, 124,000 shares had been repurchased in the open market at a total cost of approximately $496,000. No shares were repurchased during the nine months ended September 30, 2003.

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

In the past, we have invested significantly in our operations. We intend to continue to invest selectively in sales, marketing and research and development. However, during the remainder of this fiscal year, we expect that operating expenses will be slightly lower than the first half of the year due to our continued cost containment efforts. We anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect total capital expenditures for the reminder of fiscal year 2003 will be less than $1.0 million. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at September 30, 2003 were not material.

We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since September 30, 2003.

The following table set forth our weighted average interest rate for cash, cash equivalents and short-term investments for the nine-month period ending September 30, 2003 (in thousands):

	September 30, 2003
	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$17,278	1.02%
Short-term investments	79,111	1.41%

Total cash and investment securities	$96,389

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

We had no outstanding forward contracts as of September 30, 2003.

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $201.4 million as of September 30, 2003. Since the beginning of 2002, we have reduced our workforce by a total of 385 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred restructuring charges of $19.5 million in 2002 and $14.8 million in the nine months ended September 30, 2003. Despite these recent measures in order to remain competitive we intend to continue investing heavily in sales, marketing and research and development. As a result, we are likely to continue report future operating losses and cannot guarantee whether we will report net income in the future.

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

During the nine months ended September 30, 2003, we had a net loss of $30.5 million and our operating activities used $21.1 million of cash. As of September 30, 2003, we had approximately $96.4 million in cash and cash equivalents and short-term investments, and $12.7 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

The downturn in the U.S. and the world economy may cause a further decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. Over approximately the past two and half years, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has resulted in lower revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

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

Sales to our ten largest customers accounted for 42% and 37% of total revenues in the three and nine months ended September 30, 2003, respectively. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

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

We have opened international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Brazil, Taiwan, Korea, Mexico, Singapore, Canada, Australia, Spain and China, and we may establish additional international offices. During the first nine months of 2003, 36% of our revenue was derived from international markets. We anticipate devoting significant resources and management attention to expanding international opportunities. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of September 30, 2003, our executive officers, directors and their affiliates beneficially own approximately 36% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the third quarter of 2003 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

b)	Reports on Form 8-K

Vitria filed a Current Report on Form 8-K, dated July 30, 2003, on August 1, 2003, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitria Technology, Inc.

Date: November 13, 2003	By:	/s/ JEFFREY J. BAIRSTOW
Jeffrey J. Bairstow Chief Financial Officer