Form 10-K
period 2003-12-31
VITRIA TECHNOLOGY INC
filed 2004-03-12
CIK 1050808

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27207

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately: $82,665,000. Shares of common stock held by each executive officer and director and their affiliates as of June 30, 2003 have been excluded from this computation. Number of shares of common stock outstanding as of February 29, 2004: 32,953,008.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III hereof portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed by April 29, 2004.

VITRIA TECHNOLOGY, INC.

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed on pages 27 through 35 of this report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance.

PART I

Item 1.	Business

Overview

      Vitria is a leading provider of business process integration software and services for corporations in healthcare, telecommunications, finance, manufacturing and other markets. Our software automates business processes across multiple existing systems, people and trading partners in order to reduce operating costs, enhance revenues and improve customer service. To accomplish this, we develop and deliver the Vitria:BusinessWare® business process integration software platform together with packaged applications and best practices content. These applications and content are designed to quickly and effectively solve industry-specific business problems such as healthcare claims lifecycle management, straight-through processing in capital markets, and order management for telecommunications and manufacturing.

      Our flagship Vitria:BusinessWare integration platform uses graphically modeled business process logic as the foundation for orchestrating complex interactions between dissimilar software applications, Web services, individuals, and trading partners over corporate networks and the Internet. By automating and measuring previously fragmented business processes from start to finish, our products and services are designed to:

•	Reduce personnel costs, improve customer service, and speed time-to-revenue capture by automating manual processes between systems, people and partners;

•	Enhance visibility into business operations by measuring business performance as it crosses different systems, departments, customers and partners;

•	Enforce industry and company-specific best practices and government regulatory requirements with automated business logic, rules and workflows, and

•	Ensure greater consistency, accuracy and accessibility of corporate-wide data on customers and products.

Industry-Specific Products

Vitria’s Business Process Integration Software

      While each Vitria customer has unique aspects of their business processes and existing application environment, there are many common business and technical elements to recurring business integration problems that lend themselves to a more standardized, repeatable approach. Pre-building certain applications and components is designed to satisfy customers’ desire for faster time-to-value, lower cost of implementation, and leveraging industry best practices. Pre-built applications and best practices content can include:

•	business process models;

•	business rules for automated decision-making;

•	human task automation (workflow);

•	operational real-time dashboards and on-demand historical reporting;

•	exception handling rules and workflows;

•	data translations and validation rules;

•	application connectors; and

•	third-party applications and components.

      Because these components are built on our general-purpose Vitria:BusinessWare integration platform, each is configurable to meet customers’ unique business and technology requirements.

      Vitria combines technology leadership with industry domain expertise in healthcare, telecommunications, finance and manufacturing to automate and streamline strategic business processes across systems, people and trading partners. Using pre-built applications, content, platform and in conjunction with services to deliver business process integration solutions that preserve and extend a company’s existing technology investments, Vitria’s applications are designed to provide real-time visibility and streamlined control over processes and data to reduce costs, increase revenues, improve customer experience, and ensure regulatory compliance.

      Vitria has developed years of intellectual property around automating industry-specific business processes in our target markets that can be either pre-packaged in software applications that run on the Vitria:BusinessWare platform, or used by Vitria’s client services teams to more rapidly implement and configure applications. This focus on business processes allows Vitria to concentrate our product development and marketing efforts on demonstrating the measurable business value of process integration to business executives, in addition to demonstrating the technical value of our platform to information technology professionals. Examples of Vitria’s packaged configurable applications include:

•	Vitria:SmartClaims: a packaged application designed to improve a healthcare payer’s automation of claims processing. Vitria:SmartClaims augments a payer’s legacy claims processing systems with automated business rules, processes and human workflows to prevent, automatically resolve, and expedite the resolution of issues that prevent full automation of each claims payment decision. Vitria:SmartClaims improves business agility by empowering business users to quickly and directly automate new policies with intuitive business rules.

•	Vitria:OrderAccelerator: a packaged software application that automates business processes across a telecommunications service provider’s existing systems for more cost-efficient and accurate order management. Vitria:OrderAccelerator includes pre-built business processes and content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) as well as best practices Vitria has incorporated from successful implementations with its telecom customers.

•	Vitria:SmartResponse: a packaged application designed to reduce healthcare insurers’ medical management administrative costs by automating the processes and decision logic by which physicians and hospitals submit requests for medical service authorizations and referrals, and by which insurers receive, decide and respond to those requests.

•	CleanOrder: a package of pre-built content for manufacturing companies to quickly achieve consolidated order management. CleanOrder intelligently manages customer orders across multiple existing systems, trading partners and internal organizations, resulting in a single-point order and fulfillment management system without the risk and cost of big-budget Enterprise Resource Planning (ERP) implementations.

•	Accenture Straight Through Processing (STP) Integration Platform, powered by Vitria: a package of pre-built content co-designed and co-marketed with Accenture to enable efficient, end-to-end transaction processing automation for broker/dealers, asset managers and custodians in order to reduce exception processing costs, reduce trade correction costs, and manage operational risks in real time.

•	SWIFT Management: a package of pre-built content to allow banks and brokerages to automatically generate messages that are compliant with the ever-changing requirements of the SWIFT financial network, convert between formats and repair failed trades in order to cut operational costs and optimize operations.

Vitria:BusinessWare Platform

      Vitria:BusinessWare unifies the five elements that we believe are essential for business process integration software, all in a single platform:

(1) Business Process Management, or BPM: BPM manages the steps of a cross-functional business process to ensure optimal completion of the process (e.g., from submission of a healthcare claim by a care provider to the remittance of payment by an insurer). It uses graphical business process models together with automated human workflows to define, automate and orchestrate transactions and the exchange of information between internal business applications, people and external trading partners.

(2) Business Analysis and Monitoring, or BAM: BAM provides both historic and real-time monitoring and analysis of business processes, providing greater visibility and business intelligence needed to optimize operational efficiency. Our two key BAM components, Cockpit and Analyzer, are designed to continuously gather business process data across applications, human workflows and trading partner interactions; analyze and visualize this data in real time; and enable business executives and process owners to identify and respond to both business and integration problems or opportunities as they occur.

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

(5) Enterprise Application Integration, or EAI: EAI enables the secure and reliable movement of information in and out of internal business applications. By enabling internal applications to communicate with one another, EAI helps unify and improve enterprise processes while maximizing the value of a company’s application investments. Companies may use Vitria:BusinessWare’s BPM, BAM and BVM capabilities to control business processes on top of industry-standard methods of transporting data from application to application (such as Web services and Java Messaging Service) or third-party EAI infrastructures.

      Vitria:BusinessWare allows customers to solve their business problems using graphical models rather than developing custom programs. Instead of writing new software programs, business managers can create visual diagrams of business processes, called “process models,” using a point-and-click user interface. Vitria:BusinessWare then translates these process models into software programs that automate the flow of information across a company’s underlying IT systems.

      Once customers use Vitria:BusinessWare to define their business process models and integrate the underlying IT systems, people and partners, Vitria:BusinessWare automatically controls the flow of information across the IT systems as specified by the process models. Vitria:BusinessWare continuously analyzes the customer’s business processes and can automatically change the processes in response to this analysis. This capability allows companies to transform the information flowing through their IT systems into “actionable intelligence” that enables business managers to optimize their business operations.

      We believe that Vitria:BusinessWare provides the following benefits to customers:

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

      Provides a Unified Solution. Vitria:BusinessWare combines the five elements of a business process integration software product in a single comprehensive solution. This eliminates the need for our customers to purchase and integrate separate components from multiple vendors.

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

      Enables Mission-Critical Deployments. The importance of our customers’ strategic business process initiatives demands that our software satisfies high standards for performance, security and reliability. Vitria:BusinessWare is designed for superior performance to accommodate the high transaction volumes enabled by the Internet. In addition, our solution ensures secure communication of business information across the extended enterprise using rigorous authentication and data encryption technologies. Vitria:BusinessWare provides high availability through multiple server redundancy and automatic failover to backup systems.

Strategy

      Our objective is to become the leading provider of business process integration products through a two-part strategy:

(1) Target segments of the healthcare, finance and telecommunications markets with pre-defined and pre-built products that address recurring, complex, high-value business process problems to drive Vitria:BusinessWare innovation and market penetration.

(2) Drive innovation of the Vitria:BusinessWare platform to better support the development, configuration and deployment of industry-specific applications that provide highest business value to our customers.

      Key elements of our strategy to achieve this objective include:

      Accelerate Development Of Applications. We are accelerating the definition and development of industry-specific packaged applications and best practices content built on Vitria:BusinessWare. We intend to leverage both the industry expertise of system integrators and customers as well as our own growing accumulation of domain expertise and best practice content to rapidly build these industry-specific applications. We believe customers and system integrators will derive significant time-to-market benefits and reduce their implementation and maintenance costs by deploying these out-of-the-box business applications.

      Target Complex Problems With High Business Value. Integration opportunities vary from the simple to the complex. We believe the sophistication and maturity of our Vitria:BusinessWare platform enables us to target problems with a higher degree of business and technical complexity where the potential for business value and return on investment is high. We can help customers mitigate risk inherent in complex projects by breaking down the business problem and technical implementation into discrete phases, each with its own identifiable and measurable business value. Vitria:BusinessWare’s use of componentized services is designed to maximize and accelerate the re-use of integration work allowing each phase of the project to quickly build upon the proven components of the previous project phase.

      Develop and Leverage Deep Systems Integrator Relationships. Vitria is also developing relationships with a select number of systems integrators with extensive presence and deep domain expertise in our target markets in order to add further value to our customers and extend our presence in the marketplace. We believe the business process integration focus of our Vitria:BusinessWare platform makes it particularly attractive for systems integrators to capture and productize their business process domain expertise in pre-built software, furthering their value proposition to their customers.

      Continue Product and Technology Leadership. We intend to continue to introduce innovative products and enhancements to our core platform that enable our customers to extract greater business value from their existing IT investments while rapidly deploying complex business applications more easily and cost-effectively. As an example, in December 2002, we released Vitria:BusinessWare 4, a significantly enhanced integration platform designed to simplify and accelerate process-driven integration. Innovations include:

•	Transport Independence: enables Vitria:BusinessWare’s higher business value functions to run on top of industry standard and third-party transports;

•	Componentized Services: encapsulate processes and other integration components such as Web services for greater re-use; and

•	Modeling and Lifecycle Management: enables greater simplicity and lower cost of development and maintenance of unified integration applications.

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

      Extend Relationships with Customers. Once Vitria:BusinessWare is deployed as a platform for business process automation and improvement, it is designed to be quickly and cost-effectively used to solve subsequent new business problems or further optimize solutions to previous problems while maximizing the re-use of previous work product. The strategic importance of Vitria:BusinessWare to our customers allows us to develop relationships with their senior decision makers. This visibility to senior management and a focused implementation approach facilitate the rapid adoption and deployment of Vitria:BusinessWare throughout the organization. We intend to leverage these relationships as we introduce new products and services. Additionally, we are introduced to opportunities with our customers’ business partners because Vitria:BusinessWare is used by companies to automate and manage their interactions across their extended enterprise.

Sales and Marketing

      We license our products and sell services through our direct sales organization, complemented by the selling and support efforts of our system integrators and other strategic partners. As of December 31, 2003, our sales force consisted of sales professionals and sales support consultants located in 7 domestic locations, one location in Canada, five locations in Europe, three locations in Asia, one in Australia and one in South America. Sales support consultants who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals.

      Our sales process requires that we work closely with targeted customers to identify short-term and long-term technical needs and business goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. In many cases, we collaborate with our customers’ senior management team, including the chief executive officer, chief information officer and chief financial officer, to develop business cases for mission-critical applications. The level of customer analysis and financial commitment required for many of our product implementations has caused our sales cycle to range from two to nine months. We expect that future results may be affected by the fiscal or quarterly budgeting cycles of our customers. To date, we have not experienced significant seasonality of revenue.

      Our marketing efforts are focused on educating potential customers, generating new sales opportunities, and creating awareness of our product and its applications. We conduct a variety of marketing programs to educate our target market, including seminars, trade shows, direct mail campaigns, press relations, and industry analyst programs.

Strategic Relationships

      To assist us in to assist us in solving more aspects of our customers’ business problems, we have established relationships with system integrators, technology vendors and independent software vendors.

      System Integrators. We work with leading consulting firms, including: Accenture, BearingPoint, Cap Gemini Ernst & Young, and Deloitte Consulting. These system integrators have deep relationships across a broad range of enterprise customers and extensive domain expertise. Through these relationships, we deliver comprehensive approaches for healthcare, financial services, telecommunications and other vertical markets.

      Technology Vendors. We collaborate with leading application software, database and hardware vendors to ensure compatibility of Vitria:BusinessWare with their software and hardware platforms. We have established strategic relationships with leading companies such as BEA, Crystal Decisions, Hewlett-Packard, IBM, ILOG, Microsoft, Sybase, Octetstring, Oracle, PeopleSoft, Portal Software, Siebel Systems and Sun Microsystems. We focus on marketing and development activities with these vendors to ensure we are delivering competitive products to our joint customers.

      Independent Software Vendors (ISV). Many ISVs have developed connectors and applications to the Vitria:BusinessWare platform. Most of these ISVs are focused in a particular vertical market and together we offer solutions for our joint customers.

Service and Support

      The primary function of our professional services organization is to deliver the high quality deployment of our technology. We provide consulting services in the areas of project planning, architecture design, implementation, operational management and performance management.

Research and Development

      As of December 31, 2003, our engineering department consisted of the following groups:

      Product Development. Our product development teams are organized around components of Vitria:BusinessWare. Each component is developed independently in order to speed design and testing. Development of the customer interface is centralized, with the goal of creating a consistent and unified product look and feel.

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

      Our research and development expenses were $18.2 million in 2003, $31.0 million in 2002, and $41.0 million in 2001.

Competition

      The market for our products is extremely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. We believe that business process integration software must address five requirements: (1) BPM, (2) BAM, (3) BVM, (4) B2B integration, and (5) EAI. We believe Vitria:BusinessWare’s ability to address all five requirements is an important differentiating factor. While we offer a comprehensive suite of application integration solutions, we compete with various providers of general application integration products including Ascential Software, BEA, IBM, IONA, Microsoft, SeeBeyond Technology, Sybase, TIBCO Software, webMethods and others. We expect additional competition from other established and emerging companies, including those focused on specific markets like telecommunications, healthcare, supply chain, and financial services. These include ADP, CCMS, CSC, Landacorp, McKesson, MedDecision, Netik, Pegasystems, ProxyMed, Quovadx, SunGard, TriZetto, ViPs, WebMD, and many others. In addition, we may face increased pricing pressures from our current competitors and new market entrants in the future. “In house” information technology departments of potential customers have developed or may develop systems that substitute for some or all of the functionality of our Vitria:BusinessWare products. We expect that internally developed application integration and process automation efforts will continue to be a significant source of competition for the foreseeable future. Major enterprise application companies including IBM, Oracle, PeopleSoft, Siebel and SAP AG now offer integration products and services to supplement their existing product lines.

      We believe that the principal competitive factors in our market include:

•	the breadth and depth of product offerings;

•	product quality and performance;

•	ease and speed of implementation;

•	industry-specific expertise and experience;

•	ability of products to operate with multiple software applications;

•	ability to implement solutions;

•	customer service;

•	relationship with system integrators;

•	establishment of a significant base of reference customers;

•	strength of core technology; and

•	product price.

      Although we believe that our offerings compete favorably with respect to these factors, our market continues to evolve rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

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

      We pursue an active patent prosecution program. To date, we have been awarded three patents expiring between March 2017 to December 2018, relating to our technology, and we have numerous patent applications pending. Of course, it is possible that the patents we have received could be successfully challenged or invalidated, and that the patents we have applied for or our potential future patents will not be granted or may be successfully challenged. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, and that the patents of others will seriously harm our ability to do business.

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

Employees

      As of December 31, 2003, we had a total of 367 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Financial Information by Business Segment and Geographic Data

      Vitria operates in one segment, business process integration solutions. We recognized approximately 38% of our revenue from customers located outside the United States in 2003 compared to approximately 35% in 2002 and approximately 33% in 2001. No one region or country other than the U.S. accounted for more than 10% of revenues in 2003, 2002 or 2001. The information included in Note 1 (under the heading “Segment information”) and Note 13 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 of Part II hereof.

Executive Officers of the Registrant

      The executive officers of Vitria and their ages as of February 28, 2004 are as follows:

Name	Age	Position

Gary S. Velasquez	43	President and Chief Executive Officer
Gregory E. Anderson	47	Senior Vice President, Professional Services and Business Consulting
Jeffrey J. Bairstow	45	Chief Financial Officer
James Guthrie	53	Senior Vice President, Engineering and Services
M. Dale Skeen, Ph.D.	49	Chief Technology Officer and Director
Aaron C. Timm	30	Vice President, General Counsel and Secretary
Sonja Wilkerson	43	Vice President, Human Resources

      Gary S. Velasquez has been our President and Chief Executive Officer since July 2003. Mr. Velasquez joined Vitria as Executive Vice President in July 2002, was promoted to President of Americas Operations in November 2002, and became Vitria’s President and Chief Operating Officer in January 2003. Mr. Velasquez served as our Chief Financial Officer from January 2003 to February 2003. From February 2001 to June 2002, Mr. Velasquez served as President of the Business Transformation and Innovation Services Division of HealthNet, Inc., a managed health care organization. From November 1999 to January 2001, Mr. Velasquez served as President of the HealthNet’s New Ventures Group. From 1994 to July 2002, Mr. Velasquez also served in various senior managerial positions with HealthNet and Foundation Health. From 1990 to 1994, Mr. Velasquez served as Chief Financial Officer and General Manager of Managed Health Network, Inc. (now a HealthNet subsidiary). From 1985 to 1990, he served as Vice President and Controller of Equicor, a joint venture between the Equitable Life Assurance Company and the Hospital Corporation of America. Mr. Velasquez holds a B.A. in Business Administration and an M.B.A. from University of California, Los Angeles.

      Gregory E. Anderson has been our Senior Vice President of Professional Services and Business Consulting since November 2003. From April 2000 to March 2003, Mr. Anderson served as a Partner in the Health Care Group at Deloitte Consulting, a management consultancy (now part of Deloitte & Touche LLP). From September 1996 to March 2000, Mr. Anderson served as a Partner in the Health Services Group at Andersen Consulting (now Accenture Ltd.). From 1980 to 1996, Mr. Anderson served in various management consulting positions at Deloitte & Touche Consulting Group, The Warner Group, a management consultancy, and at Ernst & Whinney (now part of CapGemini Ernst & Young). Mr. Anderson holds a B.A. in Business Administration from the University of Southern California and an M.B.A. from the University of California, Los Angeles.

      Jeffrey J. Bairstow has been our Chief Financial Officer since February 2003. From 1999 to 2002, Mr. Bairstow was President of the Government and Specialty Services Division of Health Net Inc., a managed health care organization. From 1998 to 1999, Mr. Bairstow was Executive Vice President and Chief Financial Officer for Health Net-California. Prior to Health Net, Mr. Bairstow has held a variety of executive financial and operational positions in the healthcare industry with both publicly held and private companies. Mr. Bairstow holds both a B.A. and an M.B.A. from Vanderbilt University.

      James Guthrie has been our Senior Vice President of Development and Customer Services since January 2004. From June 2001 to October 2003, Mr. Guthrie was Executive Vice President of Development and Customer Support for Brio Software, Inc., a provider of business software. From April 1998 to June 2001, Mr. Guthrie served as a Vice President of Product Development for Oracle Corporation, a database software company. Prior to 1998, Mr. Guthrie held software development management positions with SAP AG, a business software company and Raytheon Company, a defense electronics manufacturer. Mr. Guthrie holds a BSEE from the University of North Dakota and an M.B.A. from Texas Tech University.

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

      Aaron C. Timm has been our Vice President, General Counsel and Secretary since September 2003. Mr. Timm joined Vitria as Corporate Counsel in 2000. From 1998 to 2000, Mr. Timm was an Associate with Orrick, Herrington & Sutcliffe LLP, a law firm. Mr. Timm holds a BSFS from Georgetown University and a J.D. from Harvard Law School.

      Sonja M. Wilkerson has been our Vice President of Human Resources since February 2003. From May 2000 to February 2003, Ms. Wilkerson served as Vice President of Administration at Sequence Design, Inc., an electronic design automation company. From June 1999 to January 2000, Ms. Wilkerson served as Vice President of Human Resources at Cygnus Inc., a medical device company. From October 1996 to January 1999, Ms. Wilkerson was Vice President of Human Resources at Infinity Financial Technology, a developer of financial trading software. Ms. Wilkerson holds a B.S. in Organizational Behavior and an M.B.A. from the University of San Francisco and a M.S. in Technology Management from Pepperdine University.

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

      At December 31, 2003, our principal sales, marketing, research and development and administrative offices consist of approximately 64,000 square feet of leased space located in Sunnyvale, California under a lease that expires in August 2009. We also have leases for sales offices in various locations in the U.S. and twelve foreign countries expiring on various dates through June 2013. In addition, we have approximately 175,000 square feet of leased space in locations in the U.S. and in the United Kingdom that were exited as part of restructuring actions taken in 2002 and 2003.

Item 3.	Legal Proceedings

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

      With the exception of the above lawsuit, we are not currently party to any other material pending legal proceedings, except routine legal proceedings arising in the ordinary course of and incidental to our business. We do not believe that these other proceedings, individually or collectively, will harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol “VITR.” Public trading of our common stock commenced on September 17, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market as adjusted for a one-for-four reverse stock split effected in May 2003.

Quarter Ended	High	Low

Fiscal 2002
March 31, 2002	$33.44	$15.00
June 30, 2002	$15.44	$3.64
September 30, 2002	$5.08	$2.48
December 31, 2002	$4.80	$2.64
Fiscal 2003
March 31, 2003	$3.32	$2.04
June 30, 2003	$5.80	$2.60
September 30, 2003	$6.75	$4.18
December 31, 2003	$7.80	$4.82

      As of December 31, 2003, there were approximately 256 stockholders of record of our common stock.

Dividend Policy

      We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. In addition, our credit facility with Silicon Valley Bank prohibits the payment of cash dividends.

Equity Compensation Plan Information

      Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 21, 2004, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference in this report.

Item 6.	Selected Financial Data

      The consolidated statement of operations data for the years ended December 31, 2003, 2002, and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000, and 1999 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$30,089	$36,009	$77,518	$102,287	$21,790
Service and other	50,630	61,318	57,466	32,442	9,751

Total revenues	80,719	97,327	134,984	134,729	31,541

Cost of revenues:
License	614	2,845	1,607	935	407
Service and other	23,857	32,719	29,759	22,051	7,315

Total cost of revenues	24,471	35,564	31,366	22,986	7,722

Gross profit	56,248	61,763	103,618	111,743	23,819

Operating expenses:
Sales and marketing	39,773	72,709	96,535	78,361	20,009
Research and development	18,249	30,970	40,978	29,441	10,736
General and administrative	13,176	20,736	20,168	14,230	3,991
Stock-based compensation	423	1,616	1,820	3,420	4,525
Amortization and impairment of intangible assets	—	2,748	3,608	—	—
Impairment of goodwill	—	7,047	—	—	—
Restructuring and other charges	16,117	19,516	—	—	—
Acquired in-process technology	—	—	1,500	—	—

Total operating expenses	87,738	155,342	164,609	125,452	39,261

Loss from operations	(31,490)	(93,579)	(60,991)	(13,709)	(15,442)
Other income, net	1,203	3,083	8,415	13,015	1,336

Net loss before income taxes	(30,287)	(90,496)	(52,576)	(694)	(14,106)
Provision for income taxes	594	1,187	1,046	584	—
Deemed preferred stock dividend	—	—	—	—	(1,908)

Net loss available to common stockholders	$(30,881)	$(91,683)	$(53,622)	$(1,278)	$(16,014)

Net loss per share available to common stockholders:
Basic and diluted	$(0.95)	$(2.83)	$(1.69)	$(0.04)	$(0.85)
Weighted average shares used in computation of net loss per share available to common stockholders:
Basic and diluted	32,626	32,397	31,713	30,591	18,937

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$91,536	$117,863	$157,213	$224,138	$65,449
Working capital	80,517	101,258	147,574	197,118	54,237
Total assets	114,125	146,624	245,511	310,192	86,494
Deferred revenue	13,864	13,430	27,309	46,611	15,627
Stockholders’ equity	71,956	101,948	190,511	237,145	59,450

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Vitria was incorporated in California October 1994 and reincorporated in Delaware in July 1999. We initially generated revenues exclusively through consulting contracts with third parties and government grants. In June 1997, we commercially released our first product and in September 1999, we had an initial public offering of common stock. We have incurred significant losses since inception, and as of December 31, 2003, we had an accumulated deficit of $201.8 million.

      We derive revenues primarily from two sources: licenses, and services and other. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of copies licensed, or systems or applications managed. Service and other revenues include product maintenance, consulting and training. Customers who license Vitria:BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. We also offer training classes for our customers and system integrators. We market our products through our direct sales force and augment our marketing efforts through relationships with system integrators and technology vendors. Our revenues to date have been derived primarily from accounts in the United States. We have international sales offices in Australia, Brazil, Canada, France, Germany, Italy, Japan, Korea, Mexico, Singapore, Spain and the United Kingdom.

      Over the last three years, the marketplace in which Vitria competes has become increasingly competitive as more companies are offering products in our general markets. Additionally, over the same period increased competition has caused a steady decline in the average purchase price of our products. While we have taken measures in 2002 and 2003 to reduce our overall cost structure to better match lower revenues, we must develop additional products to create revenue growth. Accordingly, we are developing a suite of products targeted to reduce specific components of our customers’ administrative costs. While the success of our efforts cannot be predicted, we feel that our future revenue and margin growth will be dependent upon successfully selling these products.

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

Revenue Recognition

      We derive revenues from software licenses to end users for Vitria:BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of a sell-through arrangement to an end user has been received.

      Service and other revenues include product maintenance, consulting, and training. Customers who license Vitria:BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis and recognized as the classes are attended.

      Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provision of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We recognize revenue from these arrangements using the percentage of completion method and, therefore, both product license and consulting services revenue are recognized as work progresses. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2, as amended.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. In addition, we record an allowance on the remainder of our receivables that are still in good standing based on our past write off experience. In 2003, the creditworthiness of our customer base improved over the prior year, resulting in our ability to reduce our receivable allowance. However, if the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

Restructuring Charges

      During 2003, we recorded $16.1 million of restructuring charges related to the realignment of our business operations. In addition, we recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. As of December 31, 2003, we have $18.8 million in accrued restructuring expenses, consisting of $330,000 in severance charges and $18.5 million for lease payments.

      Only costs resulting from a restructuring plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities net of anticipated sublease income. Information regarding sublease income estimates for the amount of sublease income we are likely to receive and the timing of finding a tenant has been obtained from third party experts and are based on prevailing market rates.

      The charges for facility closure costs require the extensive use of estimates, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants and anticipated sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we might record additional charges or reverse previous charges in the future. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available to indicate our estimates should be adjusted. Since April 2002, we have revised our sublease income estimates at least semi-annually due to significant downward trends in the real estate markets in the United States and in the United Kingdom.

Quarterly Results of Operations

      The following tables set forth statement of operations data for each of the eight quarters in the period ended December 31, 2003, as well as the percentage of our total revenues represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this annual report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

Statement of Operation Data:
Revenues:
License	$9,954	$10,047	$10,005	$6,003	$10,549	$4,192	$7,084	$8,264
Service and other	14,695	16,471	16,038	14,114	12,056	13,867	11,690	13,017

Total revenues	24,649	26,518	26,043	20,117	22,605	18,059	18,774	21,281
Cost of revenues:
License	455	1,974	112	304	94	207	175	138
Service and other	9,154	7,994	8,353	7,218	7,015	5,643	5,753	5,446

Total cost of revenues	9,609	9,968	8,465	7,522	7,109	5,850	5,928	5,584

Gross profit	15,040	16,550	17,578	12,595	15,496	12,209	12,846	15,697

Operating expenses:
Sales and marketing	25,699	19,460	15,035	12,515	13,020	10,178	8,738	7,837
Research and development	9,508	8,717	6,922	5,823	5,271	4,414	4,207	4,357
General and administrative	5,924	5,590	4,614	4,608	3,899	3,417	3,120	2,740
Stock-based compensation	1,009	276	213	118	153	126	83	61
Amortization and impairment of intangible assets	518	213	341	1,676	—	—	—	—
Impairment of goodwill	—	7,047	—	—	—	—	—	—
Restructuring and other charges	—	17,346	1,665	505	14,008	337	503	1,269

Total operating expenses	42,658	58,649	28,790	25,245	36,351	18,472	16,651	16,264
Loss from operations	(27,618)	(42,099)	(11,212)	(12,650)	(20,855)	(6,263)	(3,805)	(567)
Other income, net	641	1,329	340	773	205	462	323	213

Net loss before income taxes	(26,977)	(40,770)	(10,872)	(11,877)	(20,650)	(5,801)	(3,482)	(354)
Provision for income taxes	191	206	237	553	65	202	251	76

Net loss	$(27,168)	$(40,976)	$(11,109)	$(12,430)	$(20,715)	$(6,003)	$(3,733)	$(430)

Basic and diluted net loss per share	$(0.84)	$(1.26)	$(0.34)	$(0.38)	$(0.64)	$(0.18)	$(0.11)	$(0.01)

As a Percentage of Total Revenues:
Revenues:
License	40%	38%	38%	30%	47%	23%	38%	39%
Service and other	60%	62%	62%	70%	53%	77%	62%	61%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues:
License	2%	8%	1%	2%	0%	1%	1%	1%
Service and other	37%	30%	32%	36%	31%	31%	31%	26%

Total cost of revenues	39%	38%	33%	38%	31%	32%	32%	27%

Gross profit	61%	62%	67%	62%	69%	68%	68%	73%

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

Operating expenses:
Sales and marketing	104%	73%	58%	62%	58%	56%	47%	37%
Research and development	39%	33%	27%	29%	23%	24%	22%	20%
General and administrative	24%	21%	18%	23%	17%	19%	17%	13%
Stock-based compensation	4%	1%	1%	1%	1%	1%	0%	0%
Amortization and impairment of intangible assets	2%	1%	1%	8%	0%	0%	0%	0%
Impairment of goodwill	0%	27%	0%	0%	0%	0%	0%	0%
Restructuring and other charges	0%	65%	6%	2%	62%	2%	3%	6%
Acquired in-process technology	0%	0%	0%	0%	0%	0%	0%	0%

Total operating expenses	173%	221%	111%	125%	161%	102%	89%	76%
Loss from operations	(112)%	(159)%	(44)%	(63)%	(92)%	(34)%	(21)%	(3)%
Other income, net	3%	5%	1%	4%	1%	3%	1%	1%

Net loss before income taxes	(109)%	(154)%	(43)%	(59)%	(91)%	(31)%	(20)%	(2)%
Provision for income taxes	1%	1%	1%	3%	0%	1%	1%	0%

Net loss	(110)%	(155)%	(44)%	(62)%	(91)%	(32)%	(21)%	(2)%

Revenues

      During 2003, our revenues from customers outside the United States increased to 38% from 35% in 2002. In 2002, revenues from customers outside the United States increased to 35% from 33% in 2001. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.

      Sales to our ten largest customers accounted for 33% of total revenue in 2003, 30% of total revenues in 2002, and 31% of total revenues in 2001. In all three years, no single customer accounted for more than 10% of total revenues. As of December 31, 2003, California Independent System Operator accounted for 12% of our accounts receivable balance. As of December 31, 2002, BP Oil International accounted for 13% of our accounts receivable balance. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

      License. License revenues decreased 16% from $36.0 million in 2002 to $30.1 million in 2003. License revenues decreased 54% from $77.5 million in 2001 to $36.0 million in 2002. Both of these decreases were due to fewer total orders and a decrease in our average deal size. The decrease in our average deal size was due to downward pricing pressure on our base Vitria:BusinessWare software offering as more companies are offering products in our general marketplace. The decrease in the total number of orders can be attributed to both the increased number of competitors in our markets as well as overall maturation of the marketplace as a whole. The general slowdown in information technology spending in our target markets due to slow U.S. economic growth has also made it more difficult to grow our revenues.

      Service and other. The level of service revenue is impacted by the number and size of license deals in a given period. Support for the first year is purchased as part of each license deal. Most of our consulting project revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes support renewals, which is dependent upon our installed license base. Service and other revenues decreased 17% from $61.3 million in 2002 to $50.6 million in 2003. Consulting revenue, first year support and training revenue all decreased significantly, related to our decrease in license revenue. These declines were offset by a significant increase in support renewals from customers who had purchased our products in previous years. Service and other revenues increased 7% from $57.5 million in 2001 to $61.3 million in 2002. This increase in service revenue in 2002 was due to the growth of consulting revenues associated with license agreements signed in earlier periods. Support revenues remained flat in 2002 as some customers did not renew their maintenance during this time period.

      Included in service and other revenue for 2003 is approximately $1.1 million of revenues related to government grants received in prior years. This revenue previously had been included in deferred revenue on the balance sheet since 1999 pending the outcome of several government audits, which were finalized in the fourth quarter of 2003. We had concluded that revenues under these arrangements were not fixed or determinable until the expiration of the audits. We have no further government grant-related deferred revenue.

Cost of Revenues

      License. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our product. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenues decreased 78% from $2.8 million in 2002 to $614,000 in 2003. Cost of license revenues increased 75% from $1.6 million in 2001 to $2.8 million in 2002. The decrease from 2002 to 2003 as well as the increase from 2001 to 2002 are both primarily due to the write-off during 2002 of a non-cancelable royalty agreement that we determined would have no future utility to us. Future fluctuations in cost of license revenues are dependent upon increases or decreases in sales of those particular products which incorporate third-party technology.

      Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenues decreased 27% from $32.7 million in 2002 to $23.9 million in 2003. This decrease is primarily due to decreased salary expenses related to our restructuring actions at the end of the first quarter of 2003 as well as reduced travel expenses due to fewer consulting projects in 2003. Cost of service and other revenues increased 10% from $29.8 million in 2001 to $32.7 million in 2002. This increase was primarily due to increased travel expenses of $2.5 million incurred by our professional services group related to increased consulting revenues in 2002. We expect that cost of service and other will decrease slightly in 2004 as compared to 2003 due to our restructuring actions in 2003.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses decreased 45% from $72.7 million in 2002 to $39.8 million in 2003. This decrease was primarily the result of decreases in salary and benefit expenses of $18.8 million and reduced travel expenses of $3.4 million due to our workforce reduction in the first quarter of 2003, lower commission expenses of $1.5 million due to lower license revenues in 2003, and reduced facilities costs of $2.1 million due to cost containment efforts, lease renegotiations and restructuring in first quarter of 2003. Sales and marketing expenses decreased 25% from $96.5 million in 2001 to $72.7 million in 2002. This decrease was primarily due to decreased salary expenses of $8.9 million and decreased travel expense of $2.5 million due to our workforce reductions in 2002, decreased commissions of $7.8 million due to lower license revenue and decreased facilities costs of $3.1 million due to restructurings in 2002. We expect that sales and marketing expenses will decrease slightly in 2004 as compared to 2003 due to our restructuring actions in 2003.

      Research and Development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 41% from $31.0 million in 2002 to $18.2 million in 2003. This decrease was primarily the result of decreases in salary and benefits expenses of $9.1 million due to workforce reduction in 2003, lower external consulting expenses of $883,000 due to cost containment efforts and reduced facility costs of $1.5 million due to our facilities restructuring in 2003. Research and development expenses decreased 24% from $41.0 million in 2001 to $31.0 million in 2002. This decrease was primarily due to decreased salary expenses of $6.7 million arising from our workforce reductions in 2002. We anticipate that research and development expenses will decrease slightly in 2004 as compared to 2003 due to our restructuring actions in 2003 as well as shifting certain staffing functions to offshore vendors in India and China.

      General and Administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 36% from $20.7 million in 2002 to $13.2 million in 2003. This decrease was primarily attributable to a decrease of $3.1 million in salary and benefits expenses as a result of our workforce reductions in 2003, and a reduction of $1.3 million in external consulting expenses as a result of our cost containment efforts. General and administrative expenses increased 3% from $20.2 million in 2001 to $20.7 million in 2002. This slight increase is primarily attributable to an increase in external consulting expenses of $1.0 million associated with the implementation of our internal computer systems. We expect that general and administrative expenses will decrease slightly in 2004 as compared to 2003 due to our restructuring actions in 2003, which should decrease our costs, offset by higher costs to comply with Sarbanes-Oxley Act.

      Stock-based compensation. Total stock-based compensation expenses were $423,000 in 2003, $1.6 million in 2002, and $1.8 million in 2001. Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. During 2002, we modified the stock option vesting terms of option grants made to two former executives. In accordance with APB 25, “Accounting for Stock Issued to Employees,” we recorded $695,000 additional non-cash stock-based compensation expense in 2002 as a result of these grant modifications. We expect to record employee stock-based compensation expenses of approximately $80,000 for the year ending December 31, 2004, reflecting the amortization of the deferred stock-based compensation remaining at December 31, 2003. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. For the years ended December 31, 2003 and 2002, we did not incur any stock-based compensation expense in connection with stock issued to non-employees for services. For the year ended December 31, 2001, we recorded $120,000 of stock-based compensation expense in connection with stock issued for services.

      Amortization and impairment of intangible assets. Amortization and impairment of purchased intangible assets associated with the acquisition of XML Solutions in April 2001 resulted in charges to earnings of $2.7 million for the year ended December 31, 2002 and $3.6 million in the year ended December 31, 2001. The $3.6 million amortized in 2001 also includes $2.0 million of amortized goodwill. During the year ended December 31, 2002, we performed an assessment of the carrying value of our intangible assets under the provision of SFAS 144 (see Note 7 of Notes to Consolidated Financial Statements) in light of sustained negative economic conditions which impacted our operations and expected future revenues. As a result of this assessment, we recorded an impairment charge of $1.4 million in the fourth quarter of 2002, effectively reducing the carrying value of all intangible assets to zero. This charge was based on a comparison of the fair value of the underlying intangible assets, which was calculated based on the discounted cash flows expected during their remaining useful lives, to their carrying value. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our underlying businesses, there is significant judgment in attributing cash flows to our intangible assets over their respective estimated useful lives.

      Impairment of goodwill. We accounted for the acquisition of XMLSolutions in April 2001 under the purchase method of accounting which resulted in $8.3 million of goodwill being recorded at the time of purchase. Goodwill associated with this purchase was to be amortized over its estimated life of three years. However, in accordance with SAFS 142, as referenced in Note 6 in the Notes to Consolidated Financial Statements, beginning January 1, 2002, we discontinued the amortization of goodwill. During the year ended December 31, 2002, we performed an assessment of the carrying value of our goodwill. The assessment was performed because our market capitalization had declined significantly, on what was considered to be an-other-than temporary basis, and because sustained negative economic conditions had impacted our operations and expected future revenues. We evaluated goodwill under the provisions of SFAS 142 (See Note 6 of Notes to Consolidated Financial Statements) during the second quarter of 2002. Goodwill was tested for impairment by calculating the fair value of Vitria as a whole, based on our market capitalization at June 30, 2002, and comparing the fair value to the book value of Vitria, and then comparing the implied fair value of the goodwill with its carrying value. As a result of this assessment, we recorded an impairment charge of $7.0 million related to goodwill in the quarter ended June 30, 2002, effectively reducing the carrying value of goodwill to zero.

      Restructuring and other charges. In the year ended December 31, 2002 Vitria initiated actions to reduce our cost structure due to sustained negative economic conditions that have impacted our operations and resulted in lower than anticipated revenues. In April and August 2002 we reduced our workforce and consolidated our facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. All terminated employees had left Vitria by the end of 2002. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings.

      In the first quarter of 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 19% of the existing workforce, further consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, we incurred a charge of $14.0 million in the quarter ended March 31, 2003. This charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consisted of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. All of the terminated employees had left Vitria by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment.

      During the second, third and fourth quarters of fiscal 2003, we incurred severance charges of $856,000 related to restructuring, $330,000 of which was for the severance of JoMei Chang, Vitria’s former CEO, in the fourth quarter, and facility charges of $1.0 million related to changes in sublease income assumptions for the facilities restructured in 2002 and 2003. In addition, we incurred $180,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with Statement of Financial Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2003, $18.8 million remains accrued from all of the restructuring actions, $330,000 related to severance charges, and $18.5 million related to facility closures.

      The total accrued liability for lease termination costs of $18.5 million at December 31, 2003 is net of $5.0 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.

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

      We expect to achieve annualized costs savings in excess of $14.0 million from our 2003 restructuring actions. The estimate of annualized costs savings consists of salary and travel expenses related to our reduction in headcount in addition to facility expenses related to the closure of several offices. The 2003 restructuring actions reduced our cost structure and resulted in decreases in all of our income statement expense lines in 2003. Due to the fact the restructuring occurred at the end of the first quarter of 2003, we should see a significant decrease in expense from these restructuring actions when comparing the first quarter of 2004 to the first quarter of 2003. However, the 2003 restructuring will not have an impact on our quarterly year over year expense comparisons after the first quarter of 2004, as the restructuring actions to reduce our cost structure occurred in the first quarter of 2003.

      In our estimated lease payout schedule in the table below (in thousands), future lease payments are discounted and future sublease income is estimated based on third party estimates based on prevailing market rates. Contractually committed sublease income of $2.4 million is included in the $5.0 million of estimated sublease income.

							Total
						2009 and	Estimated Net
	2004	2005	2006	2007	2008	Thereafter	Payments

Future lease payments for restructured facilities	$7,043	$6,513	$3,744	$2,207	$714	$3,307	$23,528
Estimated future sublease income	(510)	(728)	(1,009)	(864)	(352)	(1,583)	(5,046)

Net future payments on restructured facilities	$6,533	$5,785	$2,735	$1,343	$362	$1,724	$18,482

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

      Interest Income and Other Income, net. Interest and other income, net, decreased 61%, from $3.1 million in 2002 to $1.2 million in 2003. Interest and other income, net decreased 63%, from $8.4 million in 2001 to $3.1 million in 2002. These decreases were mainly due to lower interest rates on our short-term investments, lower interest generating cash and investment balances. Also in 2003, we incurred a loss on disposition of our China subsidiary of $339,000 (see “Related Party Transactions” below) and a charge of $300,000 for an other-than-temporary decline in value of our equity investment in a private company. In 2002, we incurred a charge of $164,000 associated with an other-than-temporary decline in value of our equity in the same company.

Provision for Income Taxes

      We recorded income tax provisions of $594,000, $1.2 million, and $1.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

      As of December 31, 2003, we had deferred tax assets of approximately $77.2 million. We have evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Based on the cumulative pre-tax losses we have sustained in the three years ended December 31, 2003, a valuation allowance, in an amount equal to the net deferred tax assets of December 31, 2003, was recorded.

      As of December 31, 2003, we had federal net operating loss carryforwards of approximately $155.6 million. We also had federal and state tax credit carryforwards of approximately $6.5 million and $9.3 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2009, if not utilized. The state tax credits carry forward indefinitely.

      Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Liquidity and Capital Resources

	December 31,
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

	(In thousands)
Cash, cash equivalents and short term investments	$91,536	$117,863	$157,213	(22)%	(25)%
Net cash used in operating activities	(26,164)	(56,129)	(60,979)	(53)%	(8)%
Net cash provided by (used in) investing activities	(7,987)	36,491	(38,420)	(122)%	(195)%
Net cash provided by financing activities	451	643	5,341	(30)%	(88)%

      As of December 31, 2003, we had approximately $91.5 million of cash, cash equivalents and short-term investments, $30.1 million in short-term liabilities and $12.1 million of long-term liabilities, compared to approximately $117.9 million of cash, cash equivalents and short-term investments, $34.8 million in short-term liabilities and $9.9 million of long-term liabilities at December 31, 2002.

      Net cash used in operating activities decreased $30.0 million, or 53%, in 2003 compared to 2002. This decrease was primarily due to a smaller net loss in 2003 as we reduced our expenses over the prior year and an increase in accrued restructuring expenses as we completed a restructuring in the first quarter of 2003. This was offset by much smaller changes during 2003 in accounts receivable and deferred revenue balances compared to the prior year. Net cash used in operating activities decreased $4.9 million, or 8%, in 2002 as compared to 2001. This was due to a larger net loss in 2002 than 2001, offset by a decrease in our accounts receivable balances as we collected more cash than in the previous year and an increase in our accrued restructuring balance as we completed two restructurings in 2002.

      Net cash provided by (used in) investing activities decreased $44.5 million, or 122%, in 2003 compared to 2002. This decrease in the current year was primarily due the fact that we purchased more short-term investments than we sold as we moved more available cash to short term investments to improve our interest generated on available cash, compared to the prior year when we sold more short-term investments than we purchased. Net cash provided by investing activities increased $74.9 million, or 195%, in 2002 compared to 2001. This increase reflects the fact that in 2002 we used more cash from the maturities of our investments to fund our operations than we had in 2001.

      Net cash provided by financing activities decreased $192,000, or 32% in 2003 compared to 2002. Net cash provided by financing activities decreased $4.7 million, or 88%, from 2001 to 2002. These decreases were due to a lower number of stock option exercises during 2003 and 2002 as compared to the previous years which is the result of a lower stock price in 2003 and 2002 than in previous years.

      During the year ended December 31, 2003, our net accounts receivable balance remained essentially flat, increasing only $363,000 from $15.1 million at December 31, 2002 to $15.5 million at December 31, 2003. The reason our accounts receivable balance remained essentially flat was due to lower revenues in 2003 which resulted in lower accounts receivables balances while collection efforts remained stable. This decrease in gross receivables was offset by a lower allowance for doubtful accounts balance due to less risk on our receivables as the credit risk of our current customer base has improved from 2002. At December 31, 2003, our gross accounts receivable balance is $15.9 million with an allowance for doubtful accounts of $398,000.

      During the year ended December 31, 2003, our deferred revenue balance increasing $434,000 from $13.4 million at December 31, 2002 to $13.9 million at December 31, 2003. This increase in the deferred revenue balance is due to an increase in support renewals due to a higher percentage of customers renewing their annual maintenance, partially offset by a decrease in deferred government grant revenue as the government completed its audits in 2003 and we were able to recognize the remaining $1.1 million government grant revenue previously held in deferred revenue.

Contractual Obligations and Commitments

      At December 31, 2003, we had contractual obligations and commercial commitments of approximately $26.4 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Capital Lease Obligations	$170	$99	$71	$—	$—
Operating Lease Obligations	25,897	7,772	10,399	3,667	4,059
Purchase Obligation	300	300	—	—	—
Long-term Sublease Deposits	62	—	62	—	—

Total	$26,429	$8,171	$10,532	$3,667	$4,059

      Operating lease commitments shown above, which are net of contractual sublease agreements, include $20.9 million of operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of December 31, 2003. This $20.9 million lease commitment is net of $2.4 million in contractual sublease income. The purchase obligation represents a software license purchase agreement we entered into before December 31, 2003. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements, except as disclosed below in the section entitled “Credit Facilities with Silicon Valley Bank.”

Off-Balance Sheet Arrangements

      At December 31, 2003 and 2002, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often refereed to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

      As of December 31, 2003, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $9.7 million related to certain office leases at December 31, 2003.

Stock Repurchase Program

      In July 2002, our Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002 and expiring on July 25, 2003. As of December 31, 2003, 123,900 shares had been repurchased in the open market at a total cost of approximately $496,000. The repurchases were funded from available working capital. No shares were repurchased during the year ended December 31, 2003.

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

      In the past, we have invested significantly in our operations. We intend to continue to invest selectively in sales, marketing and research and development. In addition, for the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in the next year to be approximately $1.0 million. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

      We believe our success requires expanding our customer base and continuing to enhance our Vitria: BusinessWare products. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

Related Party Transactions

      In December 2003, Vitria sold its interest in its China operations to ChiLin LLC. The sale price was approximately $1.5 million and ChiLin assumed all liabilities and obligations regarding these operations. Vitria incurred a loss on this disposition of approximately $339,000 in the fourth quarter of 2003, which is reflected in other income (loss), net in the 2003 statement of operations.

      Vitria and ChiLin also entered into a license agreement whereby ChiLin received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and ChiLin executed a development agreement pursuant to which ChiLin will perform development work and other fee-bearing services for Vitria.

      ChiLin is owned and controlled by Dr. JoMei Chang, our Chairman and a significant stockholder, and Dr. Dale Skeen, our Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder. Vitria established a special committee of disinterested members of the Board of Directors to negotiate and approve the terms of the transaction. The committee concluded that the terms of the transaction were fair and reasonable, and in the best interest of Vitria. In addition, we received a third party opinion supporting the valuation and other terms of the transaction.

      As of December 2003, Dr. Chang retired from her position as an employee of Vitria and is serving solely as a director and Chairman of the Board. Dr. Chang will no longer receive a salary from Vitria and will have no involvement in our decisions regarding ChiLin. In her role as Chairman, Dr. Chang will not have operational or management responsibilities related to Vitria’s matters, but will have duties consistent with our Bylaws or as may be designated from time to time by the Board of Directors. Dr. Skeen will continue as CTO, but will have no involvement in Vitria’s decisions regarding ChiLin and will have no role with ChiLin other than as an investor.

Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Pre-existing restructuring initiatives were not affected by the adoption of this Statement. We adopted SFAS 146 as of January 1, 2003 which has resulted in the fair value treatment of our restructuring actions taken in the quarter ended March 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied in the first interim period ending after March 15, 2004. We adopted FIN 46 in the quarter ended December 31, 2003 which did not have a material effect on our operations results or financial conditions.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on our operating results or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and imposes certain additional disclosure requirements. The provision of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003, except for those provisions relating to non-controlling interest that have been deferred. The adoption of this statement did not have a material effect on our operating results of financial position. If the deferred provisions are finalized in their current form, management does not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

Other Information

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002. Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an auditor or a review of Vitria’s financial statements. During the fourth quarter of 2003 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-

looking statements for the reasons described under the caption “Risks Associated with Vitria’s Business and Future Operating Results.”

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

      We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at December 31, 2003 were not material.

      We have no cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.

      There has been no material change in our interest rate exposure since December 31, 2003.

      The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less.

      Table of investment securities (in thousands) as of December 31:

		2003 Weighted		2002 Weighted
		Average Interest		Average Interest
	Fair Value	Rate	Fair Value	Rate

Cash and cash equivalents	$8,782	0.96%	$42,427	1.62%
Short-term investments	82,754	1.37%	75,436	2.28%

Total cash and investment securities	$91,536		$117,863

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

      We had no outstanding forward contracts as of December 31, 2003.

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

      We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $201.8 million as of December 31, 2003. Since the beginning of 2002, we have reduced our workforce by a total of 385 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a charge of $19.5 million in 2002 and $16.1 million in 2003. Despite these measures in order to remain competitive we intend to continue investing heavily in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues from essentially one product, Vitria:BusinessWare and our business could be materially harmed by factors that adversely affect the pricing and demand for Vitria:BusinessWare.

      Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our Vitria:BusinessWare product and for applications built using that product. Accordingly, our future operating results will depend on the demand for Vitria:BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to Vitria:BusinessWare in performance or price, or we fail to enhance Vitria:BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for Vitria:BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues. We experienced a decrease in our average deal size in 2003 due to downward pricing pressure on our base Vitria:BusinessWare software offering as more companies are offering products in our general marketplace. The decrease in total number of orders can be attributed to both the increased number of competitors in our markets as well as overall maturation of the marketplace as a whole. The general slowdown in information technology spending in our target markets due to slow U.S. economic growth has also made it more difficult to grow our revenues.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

      During 2003, we had a net loss of $30.9 million and our operating activities used $26.1 million of cash. As of December 31, 2003, we had approximately $91.5 million in cash and cash equivalents and short-term investments, $80.5 million in working capital, and $12.1 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

      Our products are often used by our customers to deploy mission-critical solutions used throughout their organization. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. Many customers will be addressing these issues for the first time. As a result, we or other parties, including system integrators, must educate potential customers on the use and benefits of our product and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within the customer’s organization. Because of these issues, our sales cycle has ranged from six to nine months, and in some cases even longer, and it is very difficult to predict whether and when any particular license transaction might be completed. In addition, the downturn in the U.S. economy has caused some customers to increase budgetary controls or require additional management approvals within the customers’ organization prior to committing to significant capital purchases, either of which could result in an increased sales cycle.

Because a small number of customers have in the past accounted for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

      Sales to our ten largest customers accounted for 33% of total revenues in the fiscal year ended December 31, 2003. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

If we are not successful in developing industry specific solutions based on Vitria:BusinessWare, our ability to increase future revenues could be harmed.

      We have developed and intend to continue to develop solutions based on Vitria:BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including the telecommunications, manufacturing/supply chain, financial services, insurance and healthcare industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted solutions or these solutions do not achieve market acceptance, our ability to increase future revenues could be harmed.

      To date we have concentrated our sales and marketing efforts toward companies in the telecommunications, manufacturing, financial services, energy, insurance and healthcare industries. Customers in these vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these vertical markets we may experience decreased sales in future periods.

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

      The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current and potential competitors include ADP, Ascential Software, BEA, CCMS, CSC, IBM Corporation, IONA, Landacorp, McKesson, MedDecision, Microsoft Corporation, Netik, Pegasystems, ProxyMed, Quovadx, SeeBeyond Technology, SunGard, Sybase, TIBCO Software, TriZetto, ViPS, WedMD, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we also face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these vendors include Oracle, PeopleSoft, Siebel Systems and SAP AG.

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

      We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of our Vitria:BusinessWare products. To date, these delays have not had a material impact on our revenues. If new releases or products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenues and cause customer dissatisfaction. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

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

      We maintain international offices in countries including the United Kingdom, Japan, Germany, France, Italy, Brazil, Korea, Mexico, Singapore, Canada, Australia and Spain and may establish additional international offices. During 2003, 38% of our revenue was derived from international markets. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

We are at risk of securities class action litigation due to our expected stock price volatility.

      In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint. This litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. See Item 3 of Part I “Legal Proceedings” for more information regarding this litigation.

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

      Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of December 31, 2003, our executive officers, directors and their affiliates beneficially own approximately 38% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 8.	Financial Statements and Supplementary Data

      The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 of Part IV. The chart entitled “Financial Information by Quarter (Unaudited)” contained in Item 7 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Based on their evaluation as of December 31, 2003, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls. There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Limitations on the effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vitria have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our directors will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 21, 2004 in the section entitled “Proposal 1 — Election of Directors” and is incorporated into this report. Information concerning our Executive Officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled “Code of Conduct” contained in our definitive Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 21, 2004, under the caption “Executive Compensation,” and is incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 21, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference into this report.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 21, 2004, under the caption “Certain Relationships and Related Transactions”, and is incorporated by reference into this report.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held on May 21, 2004, in the section entitled “Proposal 2 — Ratification of Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		Page

1.	Consolidated Financial Statements and Report of Independent Auditors	39
2.	Notes to the Consolidated Financial Statements	44
3.	Consolidated Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	69
	All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.
4.	Exhibits
	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

      (a) Reports on Form 8-K

Vitria filed a Current Report on Form 8-K, dated and on October 29, 2003, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the nine months ended September 30, 2003.

VITRIA TECHNOLOGY, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Vitria Technology, Inc.:

      We have audited the accompanying consolidated balance sheets of Vitria Technology, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15 of this Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitria Technology, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 22, 2004

VITRIA TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$8,782	$42,427
Short-term investments	82,754	75,436
Accounts receivable, net	15,471	15,108
Other current assets	3,568	3,111

Total current assets	110,575	136,082
Property and equipment, net	2,805	9,179
Other assets	745	1,363

Total assets	$114,125	$146,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,837	$2,264
Accrued compensation	3,743	6,157
Accrued liabilities	3,783	8,715
Accrued restructuring expenses	6,831	4,258
Deferred revenue	13,864	13,430

Total current liabilities	30,058	34,824
Long-Term Liabilities:
Accrued restructuring expenses	11,980	8,936
Other long-term liabilities	131	916

Total long-term liabilities	12,111	9,852
Commitments and contingencies
Stockholders’ Equity:
Preferred stock: issuable in series $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 32,918 and 32,726 shares issued; 32,794 and 32,602 shares outstanding at December 31, 2003 and 2002, respectively	33	33
Additional paid-in capital	273,854	273,418
Unearned stock-based compensation	(79)	(517)
Notes receivable from stockholders	(193)	(193)
Accumulated other comprehensive income (loss)	635	620
Accumulated deficit	(201,798)	(170,917)
Treasury stock, at cost, 124 shares	(496)	(496)

Total stockholders’ equity	71,956	101,948

Total liabilities and stockholders’ equity	$114,125	$146,624

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
License	$30,089	$36,009	$77,518
Service and other	50,630	61,318	57,466

Total revenues	80,719	97,327	134,984

Cost of revenues:
License	614	2,845	1,607
Service and other	23,857	32,719	29,759

Total cost of revenues	24,471	35,564	31,366

Gross profit	56,248	61,763	103,618
Operating expenses:
Sales and marketing	39,773	72,709	96,535
Research and development	18,249	30,970	40,978
General and administrative	13,176	20,736	20,168
Stock-based compensation	423	1,616	1,820
Amortization and impairment of intangible assets	—	2,748	3,608
Impairment of goodwill	—	7,047	—
Restructuring and other charges	16,117	19,516	—
Acquired in-process technology	—	—	1,500

Total operating expenses	87,738	155,342	164,609

Loss from operations	(31,490)	(93,579)	(60,991)
Interest income	1,294	2,888	9,221
Other income (expenses), net	(91)	195	(806)

Net loss before income taxes	(30,287)	(90,496)	(52,576)
Provision for income taxes	594	1,187	1,046

Net loss	$(30,881)	$(91,683)	$(53,622)

Basic and diluted net loss per share	$(0.95)	$(2.83)	$(1.69)

Weighted average shares used in calculating basic and diluted net loss per share	32,626	32,397	31,713

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Notes	Accumulated
	Common Stock		Additional	Unearned	Receivable	Other			Total
			Paid-In	Stock-based	from	Comprehensive	Accumulated	Treasury	Stockholders
	Shares	Amount	Capital	Compensation	Shareholders	Income (loss)	Deficit	Stock	Equity

Balance at December 31, 2000	32,056	$32	$266,687	$(3,603)	$(291)	$(68)	$(25,612)	$—	$237,145
Comprehensive loss:
Net loss	—	—	—	—	—	—	(53,622)	—	(53,622)
Other comprehensive income (loss) — Foreign currency translation	—	—	—	—	—	(288)	—	—	(288)
Unrealized gain on marketable debt securities	—	—	—	—	—	115	—	—	115

Total comprehensive loss	—	—	—	—	—	—	—	—	(53,795)
Issuance of common stock, net	506	1	5,242	—	—	—	—	—	5,243
Amortization of deferred stock compensation	—	—	—	2,056	—	—	—	—	2,056
Reversal of deferred stock compensation due to employees termination	—	—	(236)	—	—	—	—	—	(236)
Repayment of notes receivable from shareholders	—	—	—	—	98	—	—	—	98

Balance at December 31, 2001	32,562	33	271,693	(1,547)	(193)	(241)	(79,234)	—	190,511
Comprehensive loss:
Net loss	—	—	—	—	—	—	(91,683)	—	(91,683)
Other comprehensive income (loss) — Foreign currency translation	—	—	—	—	—	943	—	—	943
Unrealized loss on marketable debt securities	—	—	—	—	—	(82)	—	—	(82)

Total comprehensive loss	—	—	—	—	—	—	—	—	(90,822)
Issuance of common stock, net	164	—	1,139	—	—	—	—	—	1,139
Amortization of deferred stock compensation	—	—	695	1,030	—	—	—	—	1,725
Reversal of deferred stock compensation due to employees termination	—	—	(109)	—	—	—	—	—	(109)
Treasury stock purchases	(124)	—	—	—	—	—	—	(496)	(496)

Balance at December 31, 2002	32,602	33	273,418	(517)	(193)	620	(170,917)	(496)	101,948
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,881)	—	(30,881)
Other comprehensive income (loss) — Foreign currency translation	—	—	—	—	—	55	—	—	55
Unrealized loss on marketable debt securities	—	—	—	—	—	(40)	—	—	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	(30,866)
Issuance of common stock, net	192	—	451	—	—	—	—	—	451
Amortization of deferred stock compensation	—	—	—	438	—	—	—	—	438
Reversal of deferred stock compensation due to employees termination	—	—	(15)	—	—	—	—	—	(15)
Treasury stock purchases	—	—	—	—	—	—	—	—	—

Balance at December 31, 2003	32,794	$33	$273,854	$(79)	$(193)	$635	$(201,798)	$(496)	$71,956

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net loss	$(30,881)	$(91,683)	$(53,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill and intangible assets	—	2,748	3,608
Acquired in-process technology	—	—	1,500
Impairment of goodwill	—	7,047	—
Loss on write-down of equity investments	300	164	2,636
Gain on sale of equity investments	—	—	(2,000)
Loss on disposal of subsidiary	339	—	—
Loss on disposal of fixed assets	2,202	966	2,070
Depreciation	4,615	6,905	6,486
Stock-based compensation	423	1,616	1,820
Provision for doubtful accounts	—	351	1,165
Changes in assets and liabilities:
Accounts receivable	(363)	21,756	(720)
Other current assets	(568)	3,140	1,925
Other assets	318	(103)	46
Accounts payable	(427)	(1,305)	314
Accrued liabilities	(7,435)	(7,151)	(6,237)
Accrued restructuring and other charges	5,617	13,194	—
Deferred revenue	481	(13,879)	(19,970)
Other long-term liabilities	(785)	105	—

Net cash used in operating activities	(26,164)	(56,129)	(60,979)

Investing activities:
Acquisition of XMLSolutions, net of cash acquired	—	—	(8,869)
Purchases of property and equipment	(737)	(3,050)	(6,677)
Purchases of investments	(116,577)	(149,462)	(397,072)
Proceeds from maturities of investments	109,219	189,003	370,198
Sales of equity investments	—	—	4,000
Net proceeds from sales of China subsidiary	108	—	—

Net cash provided by (used in) investing activities	(7,987)	36,491	(38,420)

Financing activities:
Collection of notes receivable	—	—	98
Issuance of common stock, net	451	1,139	5,243
Acquisition of treasury stock	—	(496)	—

Net cash provided by financing activities	451	643	5,341

Effect of exchange rate changes on cash and cash equivalents	55	943	(289)

Net decrease in cash and cash equivalents	(33,645)	(18,052)	(94,347)
Cash and cash equivalents at beginning of year	42,427	60,479	154,826

Cash and cash equivalents at end of year	$8,782	$42,427	$60,479

Supplemental non-cash information:
Income taxes paid	$1,032	$932	$638

Interest paid	$—	$—	$9

Total non-cash disclosures
Purchases of equipment financed by capital leases	$—	$264	$—
Total non-cash disclosures related to the acquisition of XMLSolutions:
Tangible assets acquired (excluding cash of $241)	$—	$—	$1,608
Acquired in-process technology	$—	$—	$1,500
Goodwill and other intangible assets acquired	$—	$—	$13,607
Liabilities assumed	$—	$—	$7,846

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies:

The Company

      Vitria Technology, Inc. (the “Company”), develops, markets and supports a family of software products, BusinessWare, and its applications, which enable customers to gain greater real-time operational visibility and control of strategic business processes. The Company was incorporated in California in October 1994. The Company reincorporated in Delaware in July 1999.

Common stock

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

Cash, cash equivalents and short-term investments

      The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents and investments with original maturities greater than three months to be short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in other comprehensive income (loss). Fair values are based upon quoted prices in an active market, or if that information is not available, on quoted market prices of instruments of similar characteristics. All of the Company’s short-term available-for-sale securities have a contractual maturity of one year or less. Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense. Such amounts have not been material during any of the periods presented.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives of three years are used for computer equipment, software licenses and furniture and fixtures. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease, or estimated life if shorter. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives, whichever is shorter.

Goodwill

      The cost of business acquisitions are first allocated to tangible and intangible assets and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Goodwill was amortized on a straight-line basis over an estimated useful life of 3 years under then-current accounting guidance until December 31, 2001. As of January 1, 2002, the amortization of any remaining book value of goodwill ceased and the new impairment-only model has been applied in accordance with Statement of Financial Accounting Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The Company performed an impairment test of goodwill upon transition to SFAS 142 on January 1, 2002, and found no impairment. However, due to a significant, and what was considered to be other than temporary, decrease in the Company’s market capitalization in the second quarter of 2002, the Company again performed an impairment assessment. Due to the assessment results, all remaining goodwill, which totaled $7.0 million, was written off during the year ended December 31, 2002. See Note 6.

Long-lived assets

      The Company periodically assesses the impairment of long-lived assets, including acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry or economic downturn, significant changes in the manner of use of the acquired assets or the strategy for the Company’s over all business. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and their eventual disposition against their carrying amounts. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with fair value determined based on an estimate of discounted future cash flows. For the year ended December 31, 2002, the Company recorded $1.4 million of impairment charges related to intangible assets. See Note 7.

Revenue recognition

      The Company derives revenues from software licenses to end users for Vitria:BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended, the Company records revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. The Company treats all arrangements with payment terms longer than normal not to be fixed or determinable. The Company’s normal payment

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. The Company’s assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of a sell-through arrangement to an end user has been received.

      Marketing assistance fees are paid to certain partners who have contributed to the successful completion of a license transaction in accordance with a written agreement and a specific project executed with Vitria. Such fees are recorded as a reduction against the license revenue.

      Service and other revenues include product maintenance and support, consulting, training and government grants. Customers who license Vitria:BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenues from these contracts are initially deferred and recognized ratably over the term of the contract. Many of Vitria’s customers use third-party system integrators to implement its products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. Vitria also offers training services which are sold on a-per student or per-class basis and recognized as the classes are attended. Service and other revenues include reimbursements received for out of pocket expenses incurred and the related costs are included in cost of service and other revenues, in accordance with EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which was adopted in January, 2002. Adjustments to prior period financial statements have not been made because the amounts were not material.

      Included in service and other revenue for 2003 is approximately $1.1 million of revenues related to Government grants received in prior years. This revenue previously had been included in deferred revenue on the balance sheet since 1999 pending the outcome of several government audits, which were finalized in the fourth quarter of 2003. The Company had concluded that revenues under these arrangements were not fixed or determinable until the expiration of the audits. The Company has no further government grant-related deferred revenue.

      Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provision of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. The Company recognizes revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses. These arrangements have not been common and, therefore, the significant majority of the Company’s license revenue in the past three years has been recognized under the guidance of SOP 97-2, as amended.

Fair value of financial instruments

      The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments. Forward contracts to buy or sell foreign currencies are recorded

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair market value. The carrying amount of the Company’s capital lease obligations approximate its fair value. The fair values are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Advertising costs

      Advertising costs are expensed as incurred and totaled approximately $41,000, $105,000 and $353,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Software development costs for internal use

      The Company capitalizes certain external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. As of December 31, 2003, we had accumulated $40,000 in development costs for internal use software which had not yet been placed into service. These costs will be amortized over their estimated useful lives (generally three years), beginning when the computer software is ready for its intended use.

Stock-based compensation

      The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, issued by the Financial Accounting Standards Board, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure. Under APB 25 and related interpretations, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option plans and under the Company’s Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation, as calculated under the intrinsic value method, has been added back. Pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(30,881)	$(91,683)	$(53,622)
Add: stock-based employee compensation included in reported net income	423	1,616	1,820
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(2,917)	6,886	(17,099)

Pro forma net loss	$(33,375)	$(83,181)	$(68,901)

Net loss per share as reported	$(0.95)	$(2.83)	$(1.69)

Pro forma net loss per share	$(1.02)	$(2.57)	$(2.17)

Total share used in calculation	32,626	32,397	31,713

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

Net loss per share

      Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Basic net loss per share does not include shares subject to the Company’s right of repurchase, which lapses ratably over the related vesting term. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock subject to the Company’s right of repurchase and shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Numerator for basic and diluted net loss per share:
Net loss	$(30,881)	$(91,683)	$(53,622)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	32,640	32,596	32,326
Less shares subject to repurchase	(14)	(199)	(613)

Denominator for basic and diluted net loss per share	32,626	32,397	31,713

Basic and diluted net loss per share	$(0.95)	$(2.83)	$(1.69)

      The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended December 31,

	2003	2002	2001

Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	1,132	631	1,411
Common stock subject to repurchase agreements	14	199	613

Total	1,146	830	2,024

Comprehensive loss

      Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(30,881)	$(91,683)	$(53,622)
Other comprehensive loss
Foreign currency translation adjustment	55	943	(288)
Unrealized gain (loss) on securities	(40)	(82)	115

Comprehensive loss	$(30,866)	$(90,822)	$(53,795)

      The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,

	2003	2002

Foreign currency translation	$633	$579
Unrealized gain on marketable debt securities	2	41

Total accumulated other comprehensive gain (loss)	$635	$620

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information

      During each of the three years ended December 31, 2003 the Company’s management considers its business activities to be focused on the license of its products and related services to end-user customers. Since management’s primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Vitria sells its products primarily to the healthcare, telecommunications, finance, manufacturing and other markets in the United States and in foreign countries through its direct sales personnel and its alliance partners (see Note 13).

Concentrations of credit risks and other concentrations

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term investments and accounts receivable. All of the Company’s cash equivalents and short-term investments at December 31, 2003 and 2002, were deposited in money market accounts with financial institutions which management believes are of high credit quality or in commercial paper, auction paper and bonds. The Company’s deposits with financial institutions may at times exceed federally insured limits. The Company has not experienced any losses on such accounts.

      The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

      The Company derives its revenue primarily from one product, Vitria:BusinessWare, and applications and services related to that product.

      No customer comprised more than 10% of total revenue in 2003, 2002 or 2001.

      The following table summarizes receivables from customers in excess of 10% of total accounts receivable as of the following dates:

	December 31,

	2003	2002

BP Oil International	—%	13%
California Independent System Operator	12%	—%

Recent accounting pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 eliminates the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Under SFAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Existing restructuring initiatives will not be affected by the adoption of this Statement. The Company adopted SFAS 146 as of January 1, 2003 which has resulted in the fair value treatment of its restructuring actions taken in the quarter ended March 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied in the first interim ending after March 15, 2004. The Company adopted FIN 46 in the quarter ended December 31, 2003 which did not have a material effort on its operations or financial condition.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s operating results or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and imposes certain additional disclosure requirements. The provision of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003, except for those provisions relating to non-controlling interests that have been deferred. The adoption of this statement did not have a material effect on the Company’s operating results or financial position. If the deferred provisions are finalized in their current form, the Company does not expect adoption to have a material effect on its financial condition, results of operations or cash flows.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Balance Sheet Components (in thousands):

	December 31,

	2003	2002

Accounts receivable	$15,869	$17,370
Less: Allowance for doubtful accounts	(398)	(2,262)

	$15,471	$15,108

Property and equipment, net
Computer equipment	$10,319	$10,989
Software licenses	4,801	4,883
Furniture and fixtures	1,919	2,973
Leasehold improvements	2,307	5,997
Computer equipment under capital leases	279	264

	19,625	25,106
Less: Accumulated depreciation and amortization	(16,820)	(15,927)

	$2,805	$9,179

Accrued liabilities:
Capital leases — current portion	$101	$84
Other	3,682	8,631

	$3,783	$8,715

Other long-term liabilities:
Capital leases	$69	$165
Long-term sublease deposits	62	—
Deferred rent	—	751

	$131	$916

Note 3 —	Cash, Cash Equivalents and Investments

      The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of December 31, 2003

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Cash	$6,316	$—	$—	$6,316
Money market funds	2,466	—	—	2,466
Government securities	12,902	3	—	12,905
Corporate bonds	12,679	1	(8)	12,672
Auction paper	57,171	6	—	57,177

	$91,534	$10	$(8)	$91,536

Cash and cash equivalents	$8,782	$—	$—	$8,782
Short-term investments	82,752	10	(8)	82,754

	$91,534	$10	$(8)	$91,536

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2002

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Cash	$17,400	$—	$—	$17,400
Money market funds	25,027	—	—	25,027
Government securities	25,282	41	—	25,323
Corporate bonds	2,132	—	—	2,132
Auction paper	47,981	—	—	47,981

	$117,822	$41	$—	$117,863

Cash and cash equivalents	$42,427	$—	$—	$42,427
Short-term investments	75,395	41	—	75,436

	$117,822	$41	$—	$117,863

Note 4 —	Derivative Financial Instruments

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

      From time to time the Company enters into foreign currency forward contracts to protect against a potential decline in value of assets and liabilities denominated in a currency other than the functional currency of Vitria or one of its subsidiaries. Gains and losses on these forward contracts as well as the offsetting losses and gains on the foreign denominated assets and liabilities are recognized in current earnings. The Company had no outstanding forward contracts as of December 31, 2003.

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

		Notional Weighted
	Net Notional	Average
	Amount	Exchange Rate

	(In thousands)
Currency sold forward
Euros	$1,143	0.965
British pounds	2,331	0.632

Total	$3,474

Note 5 —	Acquisition

      On April 11, 2001 Vitria acquired XMLSolutions Corporation, a provider of XML (extended markup language) transformation technology headquartered in McLean, Virginia. The transaction was accounted for using the purchase method of accounting.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cost to acquire XMLSolutions is set forth below and has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Management’s assessment of the fair value of the acquired assets and liabilities was assisted by a third party valuation.

      The total consideration to acquire XMLSolutions was as follows (in thousands):

Cash paid to shareholders	$7,000
Cash advanced to fund expenses	1,271
Transaction costs and expenses	839
Liabilities assumed	7,846

$16,956

      The purchase price allocation was as follows (in thousands):

Amount

Tangible assets acquired	$1,849
Intangible assets acquired
Developed technology	2,500
In-process technology	1,500
Trademarks	800
Assembled workforce	2,000
Goodwill	8,307

$16,956

      In-process technology represents that portion of the purchase price of an acquisition related to the research and development activities which have not demonstrated their technological feasibility and have no alternative future uses. Accordingly, Vitria recognized an immediate expense of $1.5 million in conjunction with this acquisition.

      During the fourth quarter of 2003 the Company completed the closure of all XMLSolutions offices and foreign subsidiaries that were duplicative of Vitria’s locations and wrote off any remaining associated asset and liability balances. This resulted in a net credit to expense of $404,000.

Note 6 —	Goodwill

      During the year ended December 31, 2002, the Company made an adjustment to reduce the purchase price of XMLSolutions Corporation by $200,000. The reduction in purchase price was due to revised estimates of acquisition related expenses. The adjustment to the purchase price reduced both goodwill and other accrued liabilities by $200,000. In addition, in accordance with SFAS 142, approximately $1.0 million in assembled workforce, classified as intangible assets, was transferred to goodwill as of January 1, 2002.

      Also during the year ended December 31, 2002, the Company performed an assessment of the carrying value of goodwill, which was recorded in connection with our acquisition of XMLSolutions in April 2001. The assessment was performed because our market capitalization had declined significantly, and sustained negative economic conditions impacted our operations and expected future revenues. As a result of the assessment, the Company recorded impairment charges of $7.0 million related to goodwill in the year ended December 31, 2002. During 2003, we completed the closure of all XMLSolutions offices and foreign subsidiaries that were duplicative of Vitria’s locations.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro-forma financial information reflects consolidated results adjusted as if SFAS 142 had been adopted for all periods presented (in thousands, except per share amounts):

	December 31,

	2003	2002	2001

	(in thousands, except
	per share amounts)
Reported net loss	$(30,881)	$(91,683)	$(53,622)
Add back: goodwill amortization (including assembled workforce)	—	—	2,083

Adjusted net loss	$(30,881)	$(91,683)	$(51,539)

Basic and diluted net loss per share:
Reported net loss per share	$(0.95)	$(2.83)	$(1.69)
Add back: goodwill amortization (including assembled workforce)	—	—	0.01

Adjusted net loss per share	$(0.95)	$(2.83)	$(1.68)

Weighted average shares	32,626	32,397	31,713

Note 7 —	Intangible Assets

      SFAS 142 requires that intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified as of January 1, 2002. In accordance with SFAS 142, Vitria transferred approximately $1.0 million of net assembled workforce to goodwill as of January 1, 2002.

      Amortization and impairment expense of purchased intangible assets associated with the acquisition of XMLSolutions was $2.7 million and $3.6 million for the year ended December 31, 2002 and 2001, respectively. The $3.6 million amortized in 2001 also includes $2.0 million of amortized goodwill. In accordance with SFAS 144, the carrying value of its intangible assets are tested for impairment whenever events or changes in circumstances indicate that it may not be able to recover the assets’ carrying amount. An analysis for impairment was conducted in the year ended December 31, 2002 due to sustained negative economic conditions that have impacted Vitria’s operations. As a result of this assessment, the Company recorded impairment charges of $1.4 million in the year ended December 31, 2002 related to intangible assets. This charge was based on a comparison of the fair value of the underlying intangible asset, which was calculated based on the discounted cash flows expected during its remaining useful life, to its carrying value. At December 31, 2002 the carrying value of all intangible assets was zero.

Note 8 —	Credit Agreements

      The Company has a $15.0 million revolving line of credit agreement with Silicon Valley Bank. Interest on outstanding borrowings accrues at the bank’s prime rate of interest. The facility is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require the Company to maintain, among other things, a minimum cash, cash equivalents, and short-term investments balance of $80.0 million. As part of this $80.0 million balance, the agreement also requires the Company to maintain a minimum of $25.0 million in investments which are invested through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments.

      As of December 31, 2003, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company has outstanding letters of credit of approximately $9.7 million related to certain office leases at December 31, 2003.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	— Restructuring, Impairments and Other Charges

      In the year ended December 31, 2002 Vitria initiated actions to reduce its cost structure due to sustained negative economic conditions that have impacted its operations and resulted in lower than anticipated revenues. In April and August 2002, the Company reduced its workforce and consolidated its facilities. The restructuring actions in 2002 resulted in a reduction in workforce of approximately 285 employees or 33% of Vitria’s workforce measured as of the beginning of 2002 and affected all departments. Facilities in the United States and United Kingdom were consolidated and related leasehold improvements and equipment were written off. As a result of the restructuring actions, a charge of $19.5 million in the year ended December 31, 2002 was incurred. The restructuring charge included approximately $4.2 million of severance related charges and $15.4 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings.

      In the first quarter of 2003, the Company initiated actions to further reduce its cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, or 19% of the existing workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The workforce reduction affected all functional areas and was largely completed in the quarter ended March 31, 2003. As a result of the restructuring plan, the Company incurred a charge of $14.0 million in the quarter ended March 31, 2003. This charge included approximately $2.0 million of severance related charges, $9.8 million of committed excess facilities payments, and $2.2 million in write-offs of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. All of the terminated employees had left Vitria by May 31, 2003. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. All excess facilities were vacated prior to March 31, 2003. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment.

      During the second, third and fourth quarters of fiscal 2003, the Company incurred severance charges of $856,000 related to restructuring, $330,000 of which was for the severance of JoMei Chang, Vitria’s former CEO, in the fourth quarter, and facility charges of $1.0 million related to changes in sublease income assumptions for the facilities restructured in 2002 and 2003. In addition, the Company incurred $180,000 in accretion charges related to the fair value treatment for the facilities the Company restructured in 2003, in accordance with Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs with Exit or Disposal Activities. As of December 31, 2003, $18.8 million remains accrued from all of the restructuring actions, $330,000 related to severance charges, and $18.5 related to facility closures.

      The total accrued liability for lease termination costs of $18.5 million at December 31, 2003 is net of $5.0 million of estimated sublease income. The portion of this liability related to restructuring actions taken in 2003 is based on the fair value treatment required by SFAS 146, which the Company adopted as of January 1, 2003.

      The facilities consolidation charges for all of Vitria’s restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. Vitria has engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed one sublease agreement for one of the buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Vitria’s ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount the Company has accrued is the best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, the Company may be required to increase our estimated cost to exit certain facilities.

      As of December 31, 2003, $18.8 million of restructuring and other costs remained accrued for payment in future periods. The table below (in thousands) includes Vitria’s 2003 accrual for restructured facilities, which was discounted at fair value, in accordance with SFAS 146.

	Facilities
	Consolidation	Severance	Total

Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194
Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed asset writeoffs	(2,247)	—	(2,247)
Facility adjustments	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	$18,482	$330	$18,812

      At December 31, 2003, $6.8 million related to the 2003 restructuring activities remained in current liabilities and $12.0 million remained in long-term liabilities. Cash payments totaling approximately $18.8 million, primarily consisting of lease payments, will be made through 2013. All accrued severance at December 31, 2003 is expected to be paid out by March 31, 2004.

      In the estimated lease payout schedule in the table below (in thousands), future lease payments are discounted and future sublease income is estimated based on third party estimates based on prevailing market rates.

						2009 and	Total Estimated
	2004	2005	2006	2007	2008	Thereafter	Net Payments

Future lease payments for restructured facilities	$7,043	$6,513	$3,744	$2,207	$714	$3,307	$23,528
Estimated future sublease income	(510)	(728)	(1,009)	(864)	(352)	(1,583)	(5,046)

Net future payments on restructured facilities	$6,533	$5,785	$2,735	$1,343	$362	$1,724	$18,482

Note 10 —	Commitments and Contingencies:

Operating Leases

      The Company leases office space and certain equipment under non-cancelable operating leases through 2013. Some of these lease arrangements have options to renew at varying terms. Some of the leases require payment of property taxes, insurance, maintenance and utilities.

      Total rent expense under operating lease agreements was $4.4 million, $8.3 million and $9.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2003, the Company entered into several agreements to sublease certain of its leased buildings or offices. The Company’s lease commitments for those facilities were recorded as restructuring expenses in 2002

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2003 as a result of its restructuring actions. The subleases commenced from June to September 2003 and will expire from 2004 to 2007. Sublease rental income received, offset against restructuring accrual, was $164,000 for the year ended December 31, 2003.

      In December 2000, the Company entered into agreements to sublease one of its leased buildings. The subleases commenced in January 2001 and expired in March 2002 and June 2002. Aggregate sublease income received, and offset against rent expense, was $1.4 million and $4.0 million in fiscal year 2002 and 2001, respectively.

Capital Leases

      During the year ended December 31, 2002, the Company acquired computer equipment under capital leases. These leases have maturity dates ranging from January 2005 to November 2005 and interest rates that average 10% on an annual basis. Accumulated amortization for computer equipment under capital leases was approximately $117,000 and $11,000 at December 31, 2003 and December 31, 2002, respectively. The outstanding principal balance of the leases was $170,000 and $249,000 at December 31, 2003 and December 31, 2002, respectively.

      Future net minimum lease payments, reduced by minimum sublease income, under non-cancelable operating and capital leases at December 31, 2003, are as follows (in thousands):

	Year Ending December 31,						Total
							Minimum
						2009 and	Lease
	2004	2005	2006	2007	2008	Thereafter	Payment

Operating leases	$7,772	$6,619	$3,780	$2,765	$902	$4,059	$25,897
Capital leases	99	71	—	—	—	—	170

Total	$7,871	$6,690	$3,780	$2,765	$902	$4,059	$26,067

      The amounts above include operating lease commitments due under leases for abandoned facilities of $20.9 million which is net of contractual sublease income of $2.4 million.

Warranties and Indemnification

      The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for such warranty obligations under the FASB’s Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in our standard contracts. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product or service. The Company has not provided for a warranty accrual as of December 31, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has not provided for an infringement accrual as of December 31, 2003, and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

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

      In November 2001, Vitria and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, and captioned Kideys, et al., v. Vitria Technology, Inc., et al., Case No. 01-CV-10092. The plaintiffs allege that Vitria, certain of its officers and directors and the underwriters of its initial public offering (“IPO”), violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court beginning in January 2001 against numerous public companies that first sold their common stock since the mid-1990s. All of these IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss. On June 18, 2003, Vitria’s Board of Directors approved a resolution accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the issuer defendants. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against Vitria and its current and former directors and officers, and Vitria will assign to the plaintiff class or its designee certain claims that Vitria may have against the underwriters of our IPO. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. Although Vitria has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. If approved, there will be no cash or other payment from Vitria to the plaintiff class or any other parties.

      The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to harm the Company’s financial position, cash flows or results of operations.

Note 11 —	Treasury Stock

      In July 2002, the Board of Directors announced a stock repurchase program under which the Company may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002 and expiring on July 25, 2003. As of December 31, 2002, 123,900 shares had been repurchased in the open market at a total cost of approximately $496,000. The repurchases was funded from available working capital. No repurchases were made for the year ended December 31, 2003.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Income Taxes:

      The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$(26,729)	$(81,789)	$(52,797)
Foreign	(3,558)	(8,707)	221

Total	$(30,287)	$(90,496)	$(52,576)

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	80	106	164
Foreign	514	1,081	882

Total provision for taxes	$594	$1,187	$1,046

      We recorded income tax provisions of $594,000, $1.2 million, and $1.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

      The tax provision is reconciled to the amount computed using the federal statutory rate of 35% for December 31, 2003, 2002 and 2001 as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Federal statutory benefit	$(10,601)	$(31,524)	$(18,402)
State taxes, net of federal benefit	52	69	107
Future benefits not currently recognized	10,982	28,883	16,879
Nondeductible compensation	161	566	637
Amortization and impairment of goodwill	—	3,193	1,825

Provision for taxes	$594	$1,187	$1,046

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and (liabilities) consist of the following (in thousands):

	As of December 31,

	2003	2002

Net operating loss carryforwards	$51,898	$49,859
Credits	15,868	7,915
Capitalized expenses, accruals and allowances	10,309	8,189
Intangibles	(869)	(1,023)

Net deferred tax assets	77,206	64,940
Valuation allowance	(77,206)	(64,940)

	$—	$—

      As of December 31, 2003, the Company had deferred tax assets of approximately $77.2 million. Management has evaluated the need for a valuation allowance for deferred tax assets in accordance with the requirements of SFAS 109. Based on the cumulative pre-tax losses the Company has sustained in the three years ended December 31, 2003, a valuation allowance, in an amount equal to the net deferred tax assets of December 31, 2003, was recorded.

      As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $155.6 million. The Company also had federal and state tax credit carryforwards of approximately $6.8 million and $9.3 million, respectively. The federal net operating loss and tax credit carryforwards will expire beginning in 2009, if not utilized. The state tax credits carry forward indefinitely.

      Utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization.

Note 13 —	Segment Reporting

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

	Year Ended December 31,

	2003	2002	2001

Revenues:
United States	$50,242	$62,868	$90,267
International	30,477	34,459	44,717

Total	$80,719	$97,327	$134,984

Long-lived assets:
United States	$3,044	$8,848	$13,887
International	506	1,394	1,537

Total	$3,550	$10,242	$15,424

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Related Party Transactions

      In December 2003, Vitria sold its interest in its China operations to ChiLin LLC. The sale price was approximately $1.5 million and ChiLin assumed all liabilities and obligations regarding these operations. Vitria incurred a loss on this disposition of approximately $339,000 in the fourth quarter of 2003, which is reflected in other income (loss), net in the 2003 statement of operations.

      Vitria and ChiLin also entered into a license agreement whereby ChiLin received a royalty-bearing license to distribute Vitria products in China. In addition, the Company and ChiLin executed a development agreement pursuant to which ChiLin will perform development work and other fee-bearing services for Vitria.

      ChiLin is owned and controlled by Dr. JoMei Chang, the Company’s Chairman and a significant stockholder, and Dr. Dale Skeen, the Company’s Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder. Vitria established a special committee of disinterested members of the Board of Directors to negotiate and approve the terms of the transaction. The committee concluded that the terms of the transaction were fair and reasonable, and in the best interest of Vitria. In addition, the Company received a third party opinion supporting the valuation and other terms of the transaction.

      As of December 2003, Dr. Chang retired from her position as an employee of the Company and is serving solely as a director and Chairman of the Board. Dr. Chang will no longer receive a salary from Vitria and will have no involvement in the Company’s decisions regarding ChiLin. In her role as Chairman, Dr. Chang will not have operational or management responsibilities related to Company matters, but will have duties consistent with the Company’s Bylaws or as may be designated from time to time by the Board of Directors. Dr. Skeen will continue as CTO, but will have no involvement in the Company’s decisions regarding ChiLin and will have no role with ChiLin other than as an investor.

      In August 1999, certain employees of the Company exercised their stock options prior to vesting by issuance of full recourse promissory notes to the Company. The notes bear interest at a rate of 4% per annum and are due in August 2004. The notes are collateralized by the shares of common stock issued, which are subject to the Company’s right to repurchase which lapses over time. The net amount outstanding has been reflected as a separate component of stockholders’ equity. Note receivable balances were $193,000 at both of the years ended December 31, 2003 and 2002.

Note 15 —	Employee Benefit Plans

Deferred Compensation

      In December 1998, the Company established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 2003, the Company did not make any contributions to the plan.

      The Company has recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from the Company’s general creditors and, as such, these assets could be used to meet the obligations of the Company in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets and liabilities were $168,000 at December 31, 2003 and $131,000 at December 31, 2002.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the “Amended Plans”). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. The Company has reserved 20,801,804 shares of common stock for issuance under the Amended Plans. On December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved automatically increases by 6.5% of the outstanding common stock calculated on a fully-diluted basis, with the number of options granted which qualify as incentive stock options never to exceed 8,000,000. Fully diluted common stock includes common stock subject to Vitria’s right of repurchase and common stock issuable upon the exercise of stock options. The remaining number of authorized shares that could be issued under the Amended Plans was 9,544,485 at December 31, 2003.

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

      Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options to purchase more than 400,000 shares of common stock during any calendar year. Options granted generally vest over a five year or four year period. A portion of the shares sold to employees are subject to a right of repurchase by the Company subject to vesting, which is generally over a five year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 2003 and 2002, there were approximately 9,817 and 99,024 shares, respectively, subject to repurchase.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock option transactions under the Amended Plans (in thousands, except per share amounts):

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	5,012	$10.63	5,931	$25.43	4,542	$56.16
Granted below fair value	1	4.12	—	—	—	—
Granted at fair value	3,993	4.46	1,863	7.62	3,947	12.16
Grant above fair value	—	—	69	13.08	15	15.76
Exercised	(110)	2.01	(133)	2.20	(321)	3.16
Canceled	(2,095)	10.94	(2,718)	41.33	(2,252)	67.16

Outstanding at end of period	6,801	7.05	5,012	10.63	5,931	25.44

Options vested	3,572		5,728		4,695

Weighted average fair value of options granted below fair value		$3.52		$—		$—
Weighted average fair value of options granted at fair value during the period		$3.62		$6.67		$10.85
Weighted average fair value of options granted above fair value		$—		$6.10		$13.05

      The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2003 (in thousands, except per share amounts):

	Options Outstanding and Exercisable

		Weighted Average
	Number Outstanding	Remaining Contractual	Weighted Average
Range of Exercise Price	in Thousands	Life in Years	Exercise Price

$0.250-$4.120	1,060	8.60	$3.15
$4.570-$4.600	1,633	8.73	$4.60
$4.650-$4.710	1,403	9.04	$4.70
$4.820-$8.000	1,124	6.77	$7.31
$8.124-$12.040	1,241	7.49	$10.84
$13.440-$196.000	340	7.28	$25.96

	6,801

Fair value disclosures

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with SFAS 123, in arriving at an option valuation.

      The fair value of the Company’s stock based awards to employees was estimated using the following weighted-average assumptions:

	Year Ended
	December 31,

	2003	2002	2001

Risk-free interest rates	3.12%	3.30%	4.00%
Expected life (in years)	4	5	5
Dividend yield	0%	0%	0%
Expected volatility	130%	140%	152%

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

      The Purchase Plan provides for the issuance of shares of common stock pursuant to purchase rights granted to employees. At the time it was adopted by the Board of Directors, 1,500,000 shares were reserved for issuance under the Purchase Plan. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares required to restore the reserve to 1,500,000 shares. Such automatic share reserve increases may not exceed 16,500,000 shares in the aggregate over a 10-year period. On August 14, 2002 and on August 14, 2003, 675,092 and 658,678 shares, respectively, were added to the reserve. At December 31, 2003, 758,128 shares had been issued to date and 3,426,614 shares were reserved for future issuance.

      On June 22, 2001, the Board of Directors adopted an initial offering of common stock under the Purchase Plan for employees of Vitria Technology, S.A.S. and Vitria Technology, S.R.L., organized under the laws of the Republic of France and Republic of Italy, respectively (“French and Italian Offerings”). As of December 31, 2003, 1,919 shares had been issued pursuant to the French and Italian Offerings.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SFAS 123, pro forma compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions:

	Year Ended
	December 31,

	2003	2002	2001

Risk-free interest rates	1.37	3.30%	4.00%
Average expected lives (in years)	1	1	1
Dividend yield	0%	0%	0%
Expected volatility	130%	140%	152%

      The weighted average fair value of the purchase rights granted was $1.56, $1.60 and $2.85 per share in 2003, 2002 and 2001, respectively.

Stock Option Exchange Program

      On February 28, 2001, Vitria’s Board of Directors approved a voluntary stock option exchange program for certain employees. Under the program, employees had the opportunity to cancel outstanding stock options granted to them on or after September 17, 1999 in exchange for a new option grant for an equal number of shares granted on October 5, 2001. The program terminated on April 4, 2001. A total of 1,117,588 options were cancelled in connection with the option exchange. A total of 949,944 new options were granted on October 5, 2001 with an exercise price of $8.72 per share. Members of Vitria’s Board of Directors, executive officers and vice presidents were not eligible to participate in this program.

Unearned stock-based compensation

      In connection with certain stock option grants, the Company recorded approximately $13.0 million of unearned stock compensation for the excess of the deemed fair value over the exercise price at the date of grant through December 31, 1999. Stock-based compensation is being recognized, using the multiple option method as prescribed by FASB Interpretation No. 28, over the option vesting period of generally five years. As a result, amortization of stock-based compensation was $423,000, $1.6 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is expected to be $79,000 in 2004. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. Vitria recorded no expense for the years ended December 31, 2003 and 2002 in connection with stock issued for services rendered. The Company recorded expenses of $120,000 for the year ended December 31, 2001 in connection with stock issued to non-employees for services rendered.

      The breakdown of the amortization of stock-based compensation is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Sales and marketing	$155	$595	$671
Research and development	154	591	662
General and administrative	80	302	341
Cost of revenues	34	128	146

Total amortization of stock-based compensation	423	$1,616	$1,820

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

VITRIA TECHNOLOGY, INC.

By:	/s/ GARY S. VALESQUEZ

Gary S. Valesquez
President and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary S. Velasquez and Jeffery J. Bairstow, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do it person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY S. VELASQUEZ Gary S. Velasquez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ JEFFERY J. BAIRSTOW Jeffery J. Bairstow	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ JOMEI CHANG, PH.D. JoMei Chang, Ph.D.	Chairman of the Board	March 12, 2004

/s/ M. DALE SKEEN, PH.D. M. Dale Skeen, Ph.D.	Chief Technology Officer and Director	March 12, 2004

/s/ ROBERT M. HALPERIN Robert M. Halperin	Director	March 12, 2004

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 12, 2004

/s/ JOHN L. WALECKA John L. Walecka	Director	March 12, 2004

/s/ DENNIS P. WOLF Dennis P. Wolf	Director	March 12, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Amount Charged to		Balance at
	Beginning of Year	Profit and Loss	Deductions	End of Year

Allowance for Bad Debts
Year ended December 31, 2001	$3,501	$1,165	$(1,146)	$3,520
Year ended December 31, 2002	3,520	351	(1,609)	2,262
Year ended December 31, 2003	2,262	101	(1,965)	398

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Re-organization, dated March 20, 2001, by and among Vitria, Victorious Acquisition Sub, Inc. and XMLSolutions Corporation.
3.1(2)	Amended and Restated Certificate of Incorporation of Vitria.
3.2(3)	Certificate of Amendment of Restated Certificate of Incorporation.
3.3(4)	Bylaws of Vitria.
4.1	Reference is made to Exhibits 3.1 through 3.3.
4.2(4)	Specimen Stock Certificate.
4.3(4)	Second Amended and Restated Investor Rights Agreement, dated May 20, 1999.
10.1(4)	Form of Indemnity Agreement.
10.2(5)	Amended and Restated 1999 Equity Incentive Plan.
10.3(6)	1998 Executive Incentive Plan.
10.4(7)	1999 Employee Stock Purchase Plan.
10.5(4)	1998 Nonqualified Deferred Compensation Plan.
10.6(4)	Sublease by and between Applied Materials, Inc. and Vitria, dated April 6, 1999.
10.7(8)	First Amendment to Sublease by and between Applied Materials, Inc. and Vitria, dated December 14, 1999.
10.8(9)	Lease by and between Opus/ AEW Office Development Company, L.L.C. and Vitria, dated March 20, 2000.
10.9(10)	Sublease by and between Lattice Semiconductor Corporation and Vitria, dated May 30, 2000.
10.10(11)	Key Employee Retention and Severance Plan, adopted January 22, 2002.
10.11(12)	Non-Employee Director Change of Control Plan, adopted January 22, 2002.
10.12(13)	Loan and Security Agreement, by and between Silicon Valley Bank and Vitria, dated June 28, 2002.
10.13(14)	Loan Modification Agreement, by and between Silicon Valley Bank and Vitria, dated November 6, 2002.
10.15	Separation Agreement, by and between JoMei Chang and Vitria, dated December 27, 2003.
10.16†	License and Service Agreement, by and between ChiLin, LLC and Vitria, dated December 31, 2003.
10.17	Transfer Agreement for Ordinary Shares, by and between ChiLin, LLC and Vitria, dated December 31, 2003.
10.18	Development and Service Agreement, by and between ChiLin, LLC and Vitria, dated December 31, 2003.
10.19	Offer Letter, by and between James Guthrie and Vitria, dated December 10, 2003.
10.20	Offer Letter, by and between Gregory E. Anderson and Vitria, dated October 29, 2003.
10.21	Separation Agreement, by and between John Philpin and Vitria, dated September 9, 2003.
10.22(15)	Sublease by and between Proxim, Inc. and Vitria, dated June 6, 2003.
10.23(16)	Second Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 26, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney, Contained on Signature Page.
31.1	Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Description of Document

32.1*	Certification of President and Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as the like numbered Exhibit to our Current Report on Form 8-K, as amended, filed on April 25, 2001, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.

(3)	Filed as Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(4)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, and incorporated herein by reference.

(6)	Filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, and incorporated herein by reference.

(7)	Filed as Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.

(8)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-95319, filed on January 25, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.

(11)	Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(12)	Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(13)	Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.

(14)	Filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.

(15)	Filed as Exhibit 10.15 to our Quarterly Report on 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(16)	Filed as Exhibit 10.16 to our Quarterly Report on 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

†	Confidential treatment has been requested for portions of this exhibit.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission, and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.