Form 10-Q
period 2004-03-31
VITRIA TECHNOLOGY INC
filed 2004-05-07
CIK 1050808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of April 30, 2004 was 32,938,501 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vitria Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,849	$8,782
Short-term investments	82,113	82,754
Accounts receivable, net	10,855	15,471
Other current assets	3,290	3,568

Total current assets	105,107	110,575
Property and equipment, net	2,177	2,805
Other assets	733	745

Total assets	$108,017	$114,125

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,111	$1,837
Accrued compensation	3,542	3,743
Other accrued liabilities	3,550	3,783
Accrued restructuring expenses	6,071	6,831
Deferred revenue	16,314	13,864

Total current liabilities	31,588	30,058
Long-Term Liabilities:
Accrued restructuring expenses	10,693	11,980
Other long-term liabilities	115	131

Total long-term liabilities	10,808	12,111
Commitments and Contingencies
Stockholders’ Equity:
Common Stock	33	33
Additional paid-in capital	274,104	273,854
Unearned stock-based compensation	(38)	(79)
Notes receivable from stockholders	(125)	(193)
Accumulated other comprehensive income	587	635
Accumulated deficit	(208,444)	(201,798)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	65,621	71,956

Total liabilities and stockholders’ equity	$108,017	$114,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statement of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues
License	$3,391	$10,549
Service and other	10,858	12,056

Total revenues	14,249	22,605
Cost of revenues
License	198	94
Service and other	6,088	7,015

Total cost of revenues	6,286	7,109

Gross profit	7,963	15,496
Operating expenses
Sales and marketing	6,567	13,020
Research and development	4,656	5,271
General and administrative	3,282	3,899
Stock-based compensation	41	153
Restructuring charges	54	14,008

Total operating expenses	14,600	36,351

Loss from operations	(6,637)	(20,855)
Interest income	251	422
Other income (expense), net	(140)	(217)

Net loss before income taxes	(6,526)	(20,650)
Provision for income taxes	120	65

Net loss	$(6,646)	$(20,715)

Basic and diluted net loss per share	$(0.20)	$(0.64)

Weighted average shares used in calculating basic and diluted net loss per share	32,816	32,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(6,646)	$(20,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of equity investments	—	300
Loss on disposal of fixed assets	—	2,380
Forgiveness of note receivable	74	—
Depreciation	645	1,539
Stock-based compensation	41	153
Changes in assets & liabilities:
Accounts receivable	4,616	(6,980)
Other current assets	265	63
Other assets	12	(22)
Accounts payable	274	(140)
Accrued liabilities	(434)	(2,645)
Accrued restructuring charges	(2,047)	9,754
Deferred revenue	2,450	1,736
Other long term liabilities	(16)	(721)

Net cash used in operating activities	(766)	(15,298)

Investing activities:
Purchases of property and equipment	(17)	(264)
Purchases of investments	(8,000)	(16,550)
Maturities of investments	8,642	18,000

Net cash provided by investing activities	625	1,186

Financing activities:
Issuance of common stock, net	257	(1)

Net cash provided by (used in) financing activities	257	(1)

Effect of exchange rates on changes on cash and cash equivalents	(49)	201

Net increase (decrease) in cash and cash equivalents	67	(13,912)
Cash and cash equivalents at beginning of period	8,782	42,427

Cash and cash equivalents at end of period	$8,849	$28,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of the management of Vitria Technology, Inc., these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state Vitria’s financial position and the results of its operations and its cash flows. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Vitria’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of Vitria’s operations for any interim period are not necessarily indicative of the results of the operations for any other interim period or for a full fiscal year.

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

     The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Stock option
	plans		ESPP
	Three months ended March 31,
	2004	2003	2004	2003
Risk-free interest rate	3.00%	3.23%	3.14%	3.63%
Expected Lives (in years)	3	3	1	1
Dividend yield	0%	0%	0%	0%
Expected volatility	126%	82%	138%	145%

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

	Three Months Ended,
	March 31,	March 31,
	2004	2003
Net loss, as reported	$(6,646)	$(20,715)
Add: stock-based employee compensation expense included in reported net loss	41	153
Deduct: total stock-based compensation expense determined under the fair value based method for all awards	(2,086)	41

Pro forma net loss	$(8,691)	$(20,521)

Net loss per share as reported	$(0.20)	$(0.64)

Pro forma net loss per share	$(0.26)	$(0.63)

Total shares used in calculation	32,816	32,530

     During the three months ended March 31, 2003, stock-based compensation expense determined under the fair value based method resulted in a positive number in the above table, or a reduction in expense. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts). All share amounts in the following table have been restated for all periods presented to reflect the reverse stock split which occurred during the second quarter of 2003 (see Note 7).

	Three Months Ended
	March 31,	March 31,
	2004	2003
Numerator for basic and diluted net loss per share:
Net loss	$(6,646)	$(20,715)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	32,820	32,606
Less shares subject to repurchase	(4)	(76)

Denominator for basic and diluted net loss per share	32,816	32,530

Basic and diluted net loss per share	$(0.20)	$(0.64)

     The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	1,688	55
Common stock subject to repurchase agreements	4	76

Total	1,692	131

3) Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net loss	$(6,646)	$(20,715)
Other comprehensive income (loss):
Foreign currency translation adjustment	(49)	201
Unrealized (loss) on securities	1	(15)

Comprehensive loss	$(6,694)	$(20,529)

     The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Foreign currency translation	$584	$633
Unrealized gain on marketable debt securities	3	2

Total accumulated other comprehensive gain	$587	$635

4) Stock-Based Compensation

     Stock-based compensation is broken down as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cost of revenues	$15	$56
Sales and marketing	15	56
Research and development	8	29
General and administrative	3	12

Total stock-based compensation	$41	$153

5) Restructuring, Impairments and Other Charges

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

     In the year ended December 31, 2003, we initiated actions to further reduce our cost structure. The restructuring actions in 2003 resulted in a reduction in workforce of approximately 120 employees or 22% of our workforce measured as of the beginning of 2003 and affected all departments. The plan was a combination of a reduction in workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. As a result of the restructuring actions, a charge of $16.1 million in the year ended December 31, 2003 was incurred. The restructuring charge included approximately $2.9 million of severance related charges and $9.8 million of committed excess facilities payments, $2.2 million in write-offs of leasehold improvements and equipment and $1.0 million for changes in sublease income assumptions for facilities restructured in both 2002 and 2003. In addition we incurred $180,000 in accretion charges in 2003 and $54,000 in accretion charge in the first quarter of 2004 related to the fair value treatment for the facilities we restructured in 2003, in accordance with Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. There were no other restructuring charges or adjustments in the first quarter of 2004. As of March 31, 2004, $16.8 million related to facility closures remains accrued from all of the restructuring actions.

     The facilities consolidation charges for all of our restructuring actions were calculated using our best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed several sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

     The total accrued liability for lease termination costs of $16.8 million at March 31, 2004 is net of $5.0 million of estimated sublease income. The portion of this liability related to restructuring actions taken in 2003 is discounted at fair value as required by SFAS 146, which was adopted by us in 2003, and is included in the table below:

	Facilities
	consolidation	Severance	Total
Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194
Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed asset writeoffs	(2,247)	—	(2,247)
Facility adjustments	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812
Cash payments	(1,772)	(330)	(2,102)
Facility adjustments	54	—	54

Balance at March 31, 2004	$16,764	$—	$16,764

     At March 31, 2004, $6.1 million related to the restructuring activities remained in current liabilities and $10.7 million remained in long-term liabilities. Future lease payments for restructured facilities totaling $16.8 million will be made through 2013.

6) Related Party Transactions

     In December 2003, we sold our interest in our China operations to ChiLin LLC. ChiLin is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our interim Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

     Vitria and ChiLin also entered into a license agreement whereby ChiLin received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and ChiLin executed a development agreement pursuant to which ChiLin will perform development work and other fee-bearing services for Vitria. During the first quarter of 2004, ChiLin paid Vitria royalty license fees of $100,000 and Vitria paid ChiLin $174,000 for development work performed in the first quarter of 2004.

7) Reverse Stock Split

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

     Vitria has developed years of intellectual property around automating industry-specific business processes in our target markets that can be either pre-packaged in software applications that run on the Vitria:BusinessWare platform, or used by Vitria’s client services teams to more rapidly implement and configure applications. This focus on business processes allows Vitria to concentrate our product development and marketing efforts on demonstrating the measurable business value of process integration to business executives, in addition to demonstrating the technical value of our platform to information technology professionals. Examples of Vitria’s packaged applications include:

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

  Vitria’s BusinessWare Platform

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

  Restructuring Charges

     We recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. During 2003, we recorded an additional $16.1 million of restructuring charges related to the realignment of our business operations. In the first quarter of 2004 we did not incur any restructuring charges except for accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS 146. As of March 31, 2004, we have $16.8 million in accrued restructuring expenses, consisting entirely of future lease payments which will be paid out through 2013.

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

RESULTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003

     The following table sets forth the results of operations for the three months ended March 31, 2004 and 2003, expressed as a percentage of total revenues.

	Three Months Ended
	March 31,
	2004	2003
Revenues:
License	24%	47%
Service and other	76%	53%

Total revenues	100%	100%
Cost of revenues:
License	1%	0%
Service and other	43%	31%

Total cost of revenues	44%	31%
Gross profit	56%	69%
Operating expenses:
Sales and marketing	46%	58%
Research and development	33%	23%
General and administrative	23%	17%
Stock-based compensation	0%	1%
Restructuring charges	0%	62%

Total operating expenses	102%	161%
Loss from operations	(46%)	(92%)
Interest income	2%	2%
Other income (expense), net	(1%)	(1%)

Net loss before income taxes	(45%)	(91%)
Provision for income taxes	1%	0%

Net loss	(46%)	(91%)

Revenues

     In the three months ended March 31, 2004, our revenues from customers outside the United States increased to 43% compared to 26% in the three months ended March 31, 2003 as our U.S. license revenues decreased significantly from the prior period. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.

     Sales to our ten largest customers accounted for 35% of total revenues in the three months ended March 31, 2004 and 51% of total revenues in the three months ended March 31, 2003. No single customer accounted for more than 10% of total revenues in the three months ended March 31, 2004. Two customers accounted for 19% and 13% of our total revenues in the three months ended March 31, 2003. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

     License. License revenues decreased 68% from $10.5 million in the three months ended March 31, 2003 to $3.4 million in the three months ended March 31, 2004. This decrease was due to fewer total orders and a decrease in our average deal size. The decrease in our average deal size was due to downward pricing pressure on our base Vitria:Businessware software offering. The maturation of the market in which we compete has resulted in fewer total orders as competition has increased for a smaller pool of potential buyers. The general slowdown in information technology spending in our target markets due to slow U.S. economic growth has made it more difficult for us to grow our revenues.

     Service and other. The level of service revenue is impacted by the number and size of license deals in a given period. Support for the first year is purchased as part of each license deal. Most of our consulting project revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes support renewals, which is dependent upon our installed license base. Service and other revenues decreased 10% from $12.1 million in the three months ended March 31, 2003 to $10.9 million in the three months ended March 31, 2004. Consulting revenue decreased significantly primarily due to a delay in obtaining final sign off on consulting services of approximately $900,000 in the three months ended March 31, 2004. We had already received payment for these services at March 31, 2004. However, the signoff was not received until April 2, 2004 therefore the revenue will be recognized in the second quarter of fiscal 2004. First year support decreased slightly, related to our decrease in license revenue. Both of these declines were partially offset by an increase in support renewals from customers who had purchased our products in previous years.

Cost of Revenues

     License. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenues increased 110% from $94,000 in the three months ended March 31, 2003 to $198,000 in the three months ended March 31, 2004. This fluctuation as well as future fluctuations in cost of license revenues are due to increases or decreases in sales of those particular products which incorporate third-party technology.

     Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues decreased 13% from $7.0 million in the three months ended March 31, 2003 to $6.1 million in the three months ended March 31, 2004. This decrease is primarily due to a decrease of $117,000 in salary and benefit expenses arising from our workforce reductions in 2003 and associated decreases of approximately $359,000 in facility costs related to the headcount reductions, as well as reduced travel expenses of $240,000 due to fewer consulting projects in the first quarter of 2004. For the next quarter, we expect that cost of service and other will decrease slightly as a result of further efforts to control costs.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 50% from $13.0 million in the three months ended March 31, 2003 to $6.6 million in the three months ended March 31, 2004. This decrease was primarily due to decreases in salary and benefit expenses of $2.8 million and reduced travel expenses of $613,000 due to our workforce reduction in the first quarter of 2003, lower external consulting expenses of $777,000 due to cost containment efforts, lower commission expenses of $694,000 due to lower revenues in the three months ended March 31, 2004, as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that sales and marketing expenses will remain flat compared to the quarter ended March 31, 2004.

     Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 12% from $5.3 million in the three months ended March 31, 2003 to $4.7 million in the three months ended March 31, 2004. This decrease was primarily due to a decrease of $200,000 in salary expenses arising from our workforce reduction in the first quarter of 2003 and reduced facilities costs of $298,000 due to our facilities restructuring in the first quarter of 2003 as well as related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that research and development expenses will remain flat compared to the quarter ended March 31, 2004.

     General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 16% from $3.9 million in the three months ended March 31, 2003 to $3.3 million in the three months ended March 31, 2004. This decrease was primarily attributable to a decrease of $189,000 in salaries and benefit expenses as a result of our workforce reduction in the first quarter of 2003 and related decreases in most other expense areas as a result of our cost containment efforts. For the next quarter, we expect that general and administrative expenses will increase slightly compared to the quarter ended March 31, 2004 due to increasing costs of complying with the Sarbanes-Oxley Act.

     Stock-based compensation. Total stock-based compensation expenses were $41,000 for the three months ended March 31, 2004 and $153,000 for the three months ended March 31, 2003. Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. We expect to recognize employee stock-based compensation expenses of approximately $38,000 for the remaining nine months of 2004. This unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting.

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

     In the year ended December 31, 2003, we initiated actions to further reduce our cost structure. The restructuring actions in 2003 resulted in a reduction in workforce of approximately 120 employees or 22% of our workforce measured as of the beginning of 2003 and affected all departments. The plan was a combination of a reduction in workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. As a result of the restructuring actions, a charge of $16.1 million in the year ended December 31, 2003 was incurred. The restructuring charge included approximately $2.9 million of severance related charges and $9.8 million of committed excess facilities payments, $2.2 million in write-offs of leasehold improvements and equipment and $1.0 million for changes in sublease income assumptions for facilities restructured in both 2002 and 2003. In addition we incurred $180,000 in accretion charges in 2003 and $54,000 in accretion charge in the first quarter of 2004 related to the fair value treatment for the facilities we restructured in 2003, in accordance with Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. There were no other restructuring charges or adjustments in the first quarter of 2004. As of March 31, 2004, $16.8 million related to facility closures remains accrued from all of the restructuring actions.

     The total accrued liability for lease termination costs of $16.8 million at March 31, 2004 is net of $5.0 million of estimated sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 31, 2003.

     The facilities consolidation charges for all of our restructuring actions were calculated using our best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed several sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

     Interest income and other income (expense), net. Interest and other income (expense), net, decreased 46%, from $205,000 in the three months ended March 31, 2003 to $111,000 in the three months ended March 31, 2004. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, offset by an increase in foreign currency exchange gain.

Provision for income taxes

     We recorded an income tax provision of $120,000 and $65,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Income tax provisions in both periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and Capital Resources

	Three Months Ended
	March 31,		Percent
	2004	2003	Change
	(in thousands)
Net cash used in operating activities	$(766)	$(15,298)	(95%)
Net cash provided by (used in) investing activities	625	1,186	(47%)
Net cash provided by (used in) financing activities	257	(1)	(25,800%)

     As of March 31, 2004, we had approximately $91.0 million in cash, cash equivalents and short term investments, $31.6 million in short term liabilities and $10.8 million in long term liabilities.

     Net cash used in operating activities decreased $14.5 million, or 95%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease was primarily due to a decrease in our net loss as we reduced our expenses over the prior year, a decrease in our accounts receivable balances as we collected more cash than the prior year, offset by a decrease in accrued restructuring balance as we paid down our restructuring liabilities.

     Net cash provided by investing activities decreased $561,000, or 47%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease in the current period was primarily due to the fact that the net maturities of our investments (maturities minus purchases) were less in the first quarter of 2004 than in the first quarter of 2003.

     Net cash provided by (used in) financing activities increased $258,000, in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Net cash provided by (used in) financing activities in both the current and prior periods was primarily from the issuance of common stock.

     During the three months ended March 31, 2004, our net accounts receivable balance decreased $4.6 million from $15.5 million at December 31, 2003 to $10.9 million at March 31, 2004. The reason for the decrease was that cash was collected on most of the invoices that were due. An additional contributing factor for the decline in the receivable balance was the decrease in revenues during the first quarter as compared to the prior quarter. At March 31, 2004, our gross accounts receivable balance is $11.3 million with an allowance for doubtful accounts of $421,000 which is essentially unchanged from the allowance balance at December 31, 2003.

     During the three months ended March 31, 2004, our deferred revenue balance increased $2.4 million from $13.9 million at December 31, 2003 to $16.3 million at March 31, 2004. The primary reason for this increase in deferred revenue is an increase in support renewals.

  Contractual Cash Obligations and Commitments

     At March 31, 2004, we had contractual obligations and commercial commitments of approximately $24.1 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
			(in thousands)
Capital Lease Obligations	$147	$95	$52	$—	$—
Operating Lease Obligations	23,847	5,516	10,447	3,716	4,168
Long-term Sublease Deposits	62	—	62	—	—

Total	$24,056	$5,611	$10,561	$3,716	$4,168

     Operating lease commitments shown above, which are net of contractual sublease agreements, include $19.6 million of operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of March 31, 2004. This $19.6 million lease commitment is net of $2.3 million in contractual sublease income. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements, except as disclosed below in the section entitled “Credit Facilities with Silicon Valley Bank.”

  Off-Balance Sheet Arrangements

     At March 31, 2004, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

  Credit Facilities with Silicon Valley Bank

     We have a $15.0 million revolving line of credit agreement with Silicon Valley Bank. Interest on outstanding borrowings accrues at the bank’s prime rate of interest. The facility is secured by all of Vitria’s assets. The agreement includes restrictive covenants which require us to maintain, among other things, minimum cash, cash equivalents, and short-term investments balance of $80.0 million. As part of this $80.0 million balance, the agreement also requires us to maintain a minimum balance of $25.0 million in investments which are invested through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments.

     As of March 31, 2004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $8.8 million related to certain office leases at March 31, 2004.

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

     In the past, we have invested significantly in our operations. We intend to continue to invest selectively in sales, marketing, and research and development. In addition, for the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in the current year to be approximately $1.0 million. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

     We believe our success requires expanding our customer base and continuing to enhance our Vitria:BusinessWare products. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

•	size and timing of customer orders and product and service delivery;

•	level of demand for our professional services;

•	changes in the mix of our products and services;

•	ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	costs of maintaining our operations;

•	introduction of new products;

•	timing of our development and release of new and enhanced products;

•	costs and timing of hiring qualified personnel;

•	success in maintaining and enhancing existing relationships and developing new relationships with system integrators;

•	technological changes in our markets, including changes in standards for computer and networking software and hardware;

•	deferrals of customer orders in anticipation of product enhancements or new products;

•	delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery, or because of changes in the timing of when delivery of products or services is completed;

•	customer budget cycles and changes in these budget cycles;

•	external economic conditions;

•	availability of customer funds for software purchases given external economic factors;

•	costs related to acquisition of technologies or businesses;

•	ability to successfully integrate acquisitions;

•	changes in strategy and capability of our competitors; and

•	liquidity and timeliness of payments from international customers.

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

Related Party Transactions

     In December 2003, Vitria sold its interest in its China operations to ChiLin LLC. ChiLin is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our interim Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

     Vitria and ChiLin also entered into a license agreement whereby ChiLin received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and ChiLin executed a development agreement pursuant to which ChiLin will perform development work and other fee-bearing services for Vitria. During the first quarter of 2004, ChiLin paid Vitria royalty license fees of $100,000 and Vitria paid ChiLin $174,000 for development work performed in the first quarter of 2004.

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

     We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at March 31, 2004 were not material.

     We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

     There has been no material change in our interest rate exposure since March 31, 2004.

     Table of investment securities (in thousands) as of March 31:

		2004		2003
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalents	$8,849	0.72%	$28,515	1.25%
Short-term investments	82,113	1.15%	73,971	1.71%

Total cash and investment securities	$90,962		$102,486

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

     We had no outstanding forward contracts as of March 31, 2004.

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

     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $208.4 million as of March 31, 2004. Since the beginning of 2002, we have reduced our workforce by a total of 405 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a restructuring charge of $19.5 million in 2002 and $16.1 million in 2003. Despite these recent measures in order to remain competitive we intend to continue investing selectively in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues from essentially one product, Vitria:BusinessWare product and our business could be materially harmed by factors that adversely affect the pricing and demand for Vitria:BusinessWare.

     Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our Vitria:BusinessWare product and for applications built using that product. Accordingly, our future operating results will depend on the demand for Vitria:BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to Vitria:BusinessWare in performance or price, or we fail to enhance Vitria:BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for Vitria:BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues. We experienced a decrease in our average deal size in 2003 and in the first quarter of 2004 due to downward pricing pressure on our base Vitria:Businessware software offering. The maturation of the market in which we compete has resulted in fewer total orders as competition has increased for a smaller pool of potential buyers. The general slowdown in information technology spending in our target markets due to slow U.S. economic growth has also made it more difficult to grow our revenues.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

     During the three months ended March 31, 2004, we had a net loss of $6.6 million and our operating activities used $766,000 of cash. As of March 31, 2004, we had approximately $91.0 million in cash and cash equivalents and short-term investments, $31.6 million in short-term liabilities, and $10.8 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

     Our ten largest transactions accounted for 35% of total revenues in the three months ended March 31, 2004. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

If we are not successful in developing industry specific solutions based on Vitria:BusinessWare, our ability to increase future revenues could be harmed.

     We have developed and intend to continue to develop solutions based on Vitria:BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including the healthcare, telecommunications, financial services and manufacturing industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted solutions or these solutions do not achieve market acceptance, our ability to increase future revenues could be harmed.

     To date we have concentrated our sales and marketing efforts toward companies in the healthcare, telecommunications, financial services and manufacturing industries. Customers in these new vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address these new vertical markets we may experience decreased sales in future periods.

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

     The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current and potential competitors include ADP, Ascential Software, BEA, CCMS, CSC, IBM Corporation, IONA, Landacorp, McKesson, MedDecision, Microsoft Corporation, Netik, Pegasystems, ProxyMed, Quovadx, SeeBeyond Technology, SunGard, Sybase, TIBCO Software, TriZetto, ViPS, WebMD, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our products to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we also face or may soon face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these vendors include Oracle, PeopleSoft, Siebel Systems and SAP AG.

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

     We maintain international offices in countries including Australia, Brazil, Canada, France, Germany, Italy, Japan, Korea, Mexico, Singapore, Spain and The United Kingdom, and may establish additional international offices. During the three months ended March 31, 2004, 43% of our revenue was derived from international markets. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

     Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of March 31, 2004, our executive officers, directors and their affiliates beneficially own approximately 37% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2004, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the quarter ended March 31, 2004 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

b) Reports on Form 8-K

             Vitria filed a Current Report on Form 8-K, dated January 29, 2004, on January 29, 2004, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its result for the three months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitria Technology, Inc.

Date: May 7, 2004	By:	/s/ JEFFREY J. BAIRSTOW

Jeffrey J. Bairstow
Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Description
Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.