Form 10-Q
period 2004-06-30
VITRIA TECHNOLOGY INC
filed 2004-08-09
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of June 30, 2004 was 33,292,089 shares.

VITRIA TECHNOLOGY, INC.

Index	Page
PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3: Quantitative and Qualitative Disclosures About Market Risk	29
Item 4: Controls and Procedures	36
PART II: OTHER INFORMATION
Item 1: Legal Proceedings	38
Item 2: Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities	39
Item 3: Defaults Upon Senior Securities	39
Item 4: Submission of Matters to a Vote of Security Holders	39
Item 5: Other Information	39
Item 6: Exhibits and Reports on Form 8-K	39
Signature	40
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vitria Technology, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$57,001	$8,782
Short-term investments	28,182	82,754
Accounts receivable, net	9,161	15,471
Other current assets	3,068	3,568

Total current assets	97,412	110,575
Property and equipment, net	1,805	2,805
Other assets	713	745

Total assets	$99,930	$114,125

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,182	$1,837
Accrued compensation	3,631	3,743
Other accrued liabilities	3,427	3,783
Accrued restructuring expenses	5,806	6,831
Deferred revenue	15,366	13,864

Total current liabilities	30,412	30,058
Long-Term Liabilities:
Accrued restructuring expenses	9,900	11,980
Other long-term liabilities	104	131

Total long-term liabilities	10,004	12,111
Commitments and Contingencies
Stockholders’ Equity:
Common Stock	33	33
Additional paid-in capital	274,796	273,854
Unearned stock-based compensation	(9)	(79)
Notes receivable from stockholders	(125)	(193)
Accumulated other comprehensive income	422	635
Accumulated deficit	(215,107)	(201,798)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	59,514	71,956

Total liabilities and stockholders’ equity	$99,930	$114,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$1,874	$4,192	$5,265	$14,741
Service and other	11,831	13,867	22,689	25,923

Total revenues	13,705	18,059	27,954	40,664
Cost of revenues:
License	126	207	324	301
Service and other	5,912	5,643	12,000	12,658

Total cost of revenues	6,038	5,850	12,324	12,959

Gross profit	7,667	12,209	15,630	27,705
Operating expenses:
Sales and marketing	5,790	10,178	12,357	23,198
Research and development	4,205	4,414	8,861	9,685
General and administrative	3,577	3,417	6,859	7,316
Stock-based compensation	302	126	343	279
Restructuring charges	570	337	624	14,345

Total operating expenses	14,444	18,472	29,044	54,823

Loss from operations	(6,777)	(6,263)	(13,414)	(27,118)
Interest income	252	344	503	766
Other income (expenses), net	36	118	(104)	(99)

Net loss before income taxes	(6,489)	(5,801)	(13,015)	(26,451)
Provision for income taxes	174	202	294	267

Net loss	$(6,663)	$(6,003)	$(13,309)	$(26,718)

Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.40)	$(0.82)

Weighted average shares used in computing basic and diluted net loss per share	32,966	32,598	32,891	32,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net loss	$(13,309)	$(26,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of equity investments	—	300
Loss on disposal of fixed assets	18	2,371
Forgiveness of note receivable	74	—
Depreciation	1,120	2,756
Stock-based compensation	343	279
Provision for doubtful accounts	41	—
Changes in assets & liabilities:
Accounts receivable	6,269	4,265
Other current assets	487	(61)
Other assets	32	(38)
Accounts payable	345	(866)
Accrued liabilities	(468)	(4,613)
Accrued restructuring charges	(3,105)	7,174
Deferred revenue	1,502	2,564
Other long term liabilities	(27)	(716)

Net cash used in operating activities	(6,678)	(13,303)

Investing activities:
Purchases of property and equipment	(138)	(265)
Purchases of investments	(19,367)	(59,923)
Maturities of investments	73,885	52,296

Net cash provided by (used in) investing activities	54,380	(7,892)

Financing activities:
Issuance of common stock, net	676	136

Net cash provided by financing activities	676	136

Effect of exchange rates on changes on cash and cash equivalents	(159)	126

Net increase (decrease) in cash and cash equivalents	48,219	(20,933)
Cash and cash equivalents at beginning of period	8,782	42,427

Cash and cash equivalents at end of period	$57,001	$21,494

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

     The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended,				Six months ended,
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	Stock option plans		ESPP		Stock option plans		ESPP
Risk-free interest rate	3.29%	3.02%	3.14%	3.58%	3.23%	3.20%	3.14%	3.58%
Expected Lives (in years)	3	3	2	1	3	3	2	1
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	123%	134%	138%	144%	124%	134%	138%	144%

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

	Three months ended,		Six months ended,
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss, as reported	$(6,663)	$(6,003)	$(13,309)	$(26,718)
Add: stock-based employee compensation expense included in reported net loss	29	126	70	279
Deduct: total stock-based compensation expense determined under the fair value based method for all awards	(103)	(443)	1,988	(365)

Pro forma net loss	$(6,531)	$(5,434)	$(15,227)	$(26,074)

Net loss per share as reported	$(0.20)	$(0.18)	$(0.40)	$(0.82)

Pro forma net loss per share	$(0.20)	$(0.17)	$(0.46)	$(0.80)

Total shares used in calculation	32,966	32,598	32,891	32,564

     During the three months and six months ended June 30, 2004 and the six months ended June 30, 2003, stock-based compensation expense determined under the fair value based method resulted in a positive number in the above table, or a reduction in expense. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.

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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator for basic and diluted net loss per share:
Net loss	$(6,663)	$(6,003)	$(13,309)	$(26,718)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	32,967	32,650	32,894	32,628
Less shares subject to repurchase	(1)	(52)	(3)	(64)

Denominator for basic and diluted net loss per share	32,966	32,598	32,891	32,564

Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.40)	$(0.82)

     The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	140	279	785	116
Common stock subject to repurchase agreements	1	52	3	64

Total	141	331	788	180

3) Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss	$(6,663)	$(6,003)	$(13,309)	$(26,718)
Other comprehensive income (loss):
Foreign currency translation adjustment	(110)	(75)	(159)	126
Unrealized loss on securities	(54)	(57)	(53)	(72)

Comprehensive loss	$(6,827)	$(6,135)	$(13,521)	$(26,664)

     The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Foreign currency translation	$474	$633
Unrealized gain (loss) on marketable debt securities	(52)	2

Total accumulated other comprehensive gain	$422	$635

4)	Stock-Based Compensation

Stock-based compensation is broken down as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Cost of revenues	$73	$10	$76	$22
Sales and marketing	54	46	69	102
Research and development	67	46	82	102
General and administrative	108	24	116	53

Total stock-based compensation	$302	$126	$343	$279

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

     In the year ended December 31, 2003, we initiated actions to further reduce our cost structure. The restructuring actions in 2003 resulted in a reduction in workforce of approximately 120 employees or 22% of our workforce measured as of the beginning of 2003 and affected all departments. The plan was a combination of a reduction in workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. As a result of the restructuring actions, a charge of $16.1 million in the year ended December 31, 2003 was incurred. The restructuring charge included approximately $2.9 million of severance related charges and $9.8 million of committed excess facilities payments, $2.2 million in write-offs of leasehold improvements and equipment and $1.0 million for changes in sublease income assumptions for facilities restructured in both 2002 and 2003. In addition we incurred $180,000 in accretion charges in 2003.

     In the first quarter of 2004, there were no restructuring charges or adjustments other than $54,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.

     In the second quarter of 2004, we made some adjustments to our sublease assumptions in light of current market conditions on facilities we restructured in 2003, resulting in a net charge to restructuring of $516,000. In addition, we incurred an accretion charge of $54,000 in the second quarter. As of June 30, 2004, $15.7 million related to facility closures remains accrued from all of our restructuring actions.

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

     The total accrued liability for lease termination costs of $15.7 million at June 30, 2004 is net of $4.6 million of estimated sublease income. The portion of this liability related to restructuring actions taken in 2003 is discounted at fair value as required by SFAS 146, which was adopted by us in 2003, and is included in the table below:

	Facilities
	consolidation	Severance	Total
Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194

Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed asset writeoffs	(2,247)	—	(2,247)
Facility adjustments and accretion	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812

Cash payments	(3,400)	(330)	(3,730)
Facility adjustments and accretion	624	—	624

Balance at June 30, 2004	$15,706	$—	$15,706

     At June 30, 2004, $5.8 million related to the restructuring activities remained in current liabilities and $9.9 million remained in long-term liabilities. Future lease payments for restructured facilities (which for the 2003 restructuring actions are discounted at fair value under FAS 146 and net of estimated future sublease income) totaling $15.7 million will be made through 2013.

6) Related Party Transactions

     In December 2003, we sold our interest in our China operations to QilinSoft LLC (formerly referred to as “ChiLin LLC”). QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our interim Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

     Vitria and QilinSoft also entered into a license agreement whereby QilinSoft received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and QilinSoft executed a development agreement pursuant to which QilinSoft will perform development work and other fee-bearing services for Vitria.

     During the first quarter of 2004, QilinSoft paid Vitria royalty license fees of $100,000. During the second quarter of 2004 Vitria paid QilinSoft $174,000 for development work performed in the first quarter of 2004. At June 30, 2004, Vitria owed QilinSoft $127,000 for development work performed in the second quarter of 2004. At June 30, 2004 QilinSoft owed Vitria $5,700 for professional services performed by Vitria in the second quarter of 2004.

7) Credit Facilities with Silicon Valley Bank

     We entered into a Loan and Security Agreement with Silicon Valley Bank dated June 28, 2002 for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million. The modification requires us to maintain a minimum cash, cash equivalents, and short-term investments balance of $30.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of Vitria’s assets.

     As of June 30, 3004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $8.8 million related to certain office leases at June 30, 2004.

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

     We derive revenues primarily from two sources: licenses, and services and other. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of copies licensed, or systems or applications managed. Service and other revenues include product maintenance, consulting and training. Customers who license Vitria:BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. A majority of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. We also offer training classes for our customers and system integrators. We market our products through our direct sales force and augment our marketing efforts through relationships with system integrators and technology vendors. A majority of our revenues to date have been derived from accounts in the United States. We have international sales offices in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom.

     Over the last three years, the marketplace in which Vitria competes has become increasingly competitive as more companies are offering products in our general markets. Additionally, over the same period increased competition has caused a steady decline in the average purchase price of our products. While we have taken measures over the last three years to reduce our overall cost structure to better match lower revenues, we must develop additional products to create revenue growth. Accordingly, we are developing products targeted to reduce specific components of our customers’ administrative costs. While the success of our efforts cannot be predicted, we feel that our future revenue and margin growth will be dependent upon successfully selling these products.

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

     Vitria has developed years of intellectual property around automating industry-specific business processes in our target markets that can be either pre-packaged in software applications that run on the Vitria:BusinessWare platform, or used by Vitria’s client services teams to more rapidly implement and configure applications. This focus on business processes allows Vitria to concentrate our product development and marketing efforts on demonstrating the measurable business value of process integration to business executives, in addition to demonstrating the technical value of our platform to information technology professionals. Examples of Vitria’s packaged applications include:

•	Vitria:SmartClaims: a packaged application designed to improve a healthcare payer’s automation of claims processing. Vitria:SmartClaims augments a payer’s legacy claims processing systems with automated business rules, processes and human workflows to prevent, automatically resolve, and expedite the resolution of issues that prevent full automation of each claims payment decision. Vitria:SmartClaims improves business agility by empowering business users to quickly and directly automate new policies with intuitive business rules.

•	Vitria:OrderAccelerator: a packaged software application that automates business processes across a telecommunications service provider’s existing systems for more cost-efficient and accurate order management. Vitria:OrderAccelerator includes pre-built business processes and content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) as well as best practices Vitria has incorporated from successful implementations with its telecom customers.

•	Vitria:SmartResponse: a packaged application designed to reduce healthcare insurers’ medical management administrative costs by automating the processes and decision logic by which physicians and hospitals submit requests for medical service authorizations and referrals, and by which insurers receive, decide and respond to those requests.

•	CleanOrder: a package of pre-built and field-built content for manufacturing companies to quickly achieve consolidated order management. CleanOrder intelligently manages customer orders across multiple existing systems, trading partners and internal organizations, resulting in a single-point order and fulfillment management system without the risk and cost of big-budget Enterprise Resource Planning (ERP) implementations.

•	Accenture Straight Through Processing (STP) Integration Platform, powered by Vitria: a package of pre-built content co-designed and co-marketed with Accenture to enable efficient, end-to-end transaction processing automation for broker/dealers, asset managers and custodians in order to reduce exception processing costs, reduce trade correction costs, and manage operational risks in real time.

•	SWIFT Management: a package of pre-built and field-built content to allow banks and brokerages to automatically generate messages that are compliant with the ever-changing requirements of the SWIFT financial network, convert between formats and repair failed trades in order to cut operational costs and optimize operations.

  Vitria’s BusinessWare Platform

     Vitria:BusinessWare unifies the five elements that we believe are essential for business process integration software, all in a single platform:

(1)	Business Process Management, or BPM: BPM manages the steps of a cross-functional business process to ensure optimal completion of the process (e.g., from submission of a healthcare claim by a care provider to the remittance of payment by an insurer). It uses graphical business process models together with automated human workflows to define, automate and orchestrate transactions and the exchange of information between internal business applications, people and external trading partners.

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

  Revenue Recognition

     We derive revenues from software licenses to end users for Vitria:BusinessWare and other products and related services, which include maintenance and support, consulting and training services. In accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is generally deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily third-party systems integrators, is not recognized until evidence of a sell-through arrangement to an end user has been received.

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

     Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provisions of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We recognize revenue from these arrangements using the percentage of completion method based on cost inputs and, therefore, both product license and consulting services revenue are recognized as work progresses. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2, as amended.

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

  Restructuring Charges

     We recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. During 2003, we recorded an additional $16.1 million of restructuring charges related to the realignment of our business operations. In the first six months of 2004 we incurred charges of $516,000 related to changes in our sublease assumptions on facilities we restructured and accretion charges of $108,000 related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS 146. As of June 30, 2004, we have $15.7 million in accrued restructuring expenses, consisting entirely of future lease payments net of estimated sublease income which will be paid out through 2013.

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

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2004 and June 30, 2003

     The following table sets forth the results of operations for the three and six months ended June 30, 2004 and 2003, expressed as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
License	14%	23%	19%	36%
Service and other	86%	77%	81%	64%

Total revenues	100%	100%	100%	100%
Cost of revenues
License	1%	1%	1%	1%
Service and other	43%	31%	43%	31%

Total cost of revenues	44%	32%	44%	32%
Gross profit	56%	68%	56%	68%
Operating expenses
Sales and marketing	42%	56%	44%	57%
Research and development	31%	24%	32%	24%
General and administrative	26%	19%	25%	18%
Amortization of stock-based compensation	2%	1%	1%	1%
Restructuring charges	4%	2%	2%	35%

Total operating expenses	105%	102%	104%	135%
Loss from operations	(49%)	(34%)	(48%)	(67%)
Interest income	2%	2%	2%	2%
Other income (expenses), net	0%	1%	0%	—%

Net loss before income taxes	(47%)	(31%)	(46%)	(65%)
Provision for income taxes	1%	1%	1%	1%

Net loss	(48%)	(32%)	(47%)	(66%)

Revenues

     We recognized approximately 45% of our revenues from customers outside the United States in the three months ended June 30, 2004 and 44% of our revenues from customers outside the United States in the six months ended June 30, 2004, compared to 43% in the three months ended June 30, 2003 and 33% in the six months ended June 30, 2003. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.

     Sales to ten customers accounted for 35% of total revenues in the three months ended June 30, 2004 and 33% of total revenues in the six months ended June 30, 2004. Sales to ten customers accounted for 35% of total revenues in the three months ended June 30, 2003 and 37% of total revenues in the six months ended June 30, 2003. No single customer accounted for more than 10% of total revenues in the three and six months ended June 30, 2004. No customer accounted for more than 10% of total revenues in the three months ended June 30, 2003 and one customer accounted for 11% of total revenues in the six months ended June 30, 2003. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.

     License. License revenues decreased 55% from $4.2 million in the three months ended June 30, 2003 to $1.9 million in the three months ended June 30, 2004. License revenues decreased 64% from $14.7 million in the six months ended June 30, 2003 to $5.3 million in the six months ended June 30, 2004. These decreases were due to fewer total orders and a decrease in our average deal size. The decrease in our average deal size was due to downward pricing pressure on our base Vitria:Businessware software offering. The maturation of the market in which we compete has resulted in fewer total orders as competition has increased for a smaller pool of potential buyers. The general slowdown in information technology spending in our target markets due to slow U.S. economic growth has made it more difficult for us to grow our revenues.

     Service and other. The level of service revenue is impacted by the number and size of license deals in a given period. Support for the first year is purchased as part of each license deal. Most of our consulting project revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes support renewals, which is dependent upon our installed license base. Service and other revenues decreased 15% from $13.9 million in the three months ended June 30, 2003 to $11.8 million in the three months ended June 30, 2004. Service and other revenues decreased 12% from $25.9 million in the six months ended June 30, 2003 to $22.7 million in the six months ended June 30, 2004. Consulting revenue decreased between 2003 and 2004 due to both a decline in the number and scope of consulting projects and to the deferral of approximately $1.2 million in consulting revenue at June 30, 2004 due to the need to obtain final signoff on a consulting project. Payment from the customer for work done on this project had been received as of June 30, 2004. First year support decreased slightly in both periods, related to our decrease in license revenue. This decrease in first year support was partially offset by an increase in support renewals from customers who had purchased our products in previous years.

Cost of Revenues

     License. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenues decreased 39% from $207,000 in the three months ended June 30, 2003 to $126,000 in the three months ended June 30, 2004. Cost of license revenues increased 8% from $301,000 in the six months ended June 30, 2003 to $324,000 in the six months ended June 30, 2004. These fluctuations as well as future fluctuations in cost of license revenues are due to increases or decreases in sales of those particular products which incorporate third-party technology.

     Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues increased 5% from $5.6 million in the three months ended June 30, 2003 to $5.9 million in the three months ended June 30, 2004. This minor increase was primarily due to a $259,000 increase in external consulting expense. Cost of service and other revenues decreased 5% from $12.7 million in the six months ended June 30, 2003 to $12.0 million in the six months ended June 30, 2004. This decrease was primarily due to reduced facilities costs of $474,000 as a result of our restructuring in the first quarter of 2003, reduced salary and benefit expense of $381,000 for lower headcount, reduced travel expense of $366,000 as a result of lower professional services revenue, offset by an increase of $281,000 in external consulting expense. For the next quarter, we expect that cost of revenues will remain flat compared to the quarter ended June 30, 2004.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 43% from $10.2 million in the three months ended June 30, 2003 to $5.8 million in the three months ended June 30, 2004. This decrease was primarily due to decreases in salary and benefit expenses of $2.1 million, reduced travel expenses of $276,000, lower commission expense of $743,000 due to lower revenues, as well as related decreases in most other expense areas as a result of our cost containment efforts. Sales and marketing expenses decreased 47% from $23.2 million in the six months ended June 30, 2003 to $12.4 million in the six months ended June 30, 2004. This decrease was primarily due to lower salary and benefit expenses of $4.9 million, reduced travel expenses of $889,000, lower external consulting expense of $793,000 due to cost containment efforts, lower commission expense of $1.4 million due to lower revenues, as well as related decreases in most other expense areas as a result of our continuous cost containment efforts. For the next quarter, we expect that sales and marketing expenses will remain flat compared to the quarter ended June 30, 2004.

     Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 5% from $4.4 million in the three months ended June 30, 2003 to $4.2 million in the three months ended June 30, 2004. This minor decrease of $200,000 is primarily due to reduced facilities costs and depreciation expense as a result our cost containment efforts. Research and development expenses decreased 9% from $9.7 million in the six months ended June 30, 2003 to $8.9 million in the six months ended June 30, 2004. This decrease was primarily due to reduced facilities costs of $431,000 as a result of our restructuring in the first quarter of 2003, and lower depreciation expense of $575,000 as more of our fixed assets have become fully depreciated and no significant purchases of fixed assets have been made in 2004 due to our cost containment efforts. For the next quarter, we expect that research and development expenses will remain flat compared to the quarter ended June 30, 2004.

     General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses increased 5% from $3.4 million in the three months ended June 30, 2003 to $3.6 million in the three months ended June 30, 2004. This minor increase was primarily attributable to an increase of $672,000 in salaries and benefits expenses primarily for compensation paid to certain executive officers who left Vitria in quarter ended June 30, 2004, offset by a $186,000 decrease in equipment related expenses and a $203,000 decrease in insurance and tax expense, as well as related decreases in most other expense areas as a result of our cost containment efforts. General and administrative expenses decreased 6% from $7.3 million in the six months ended June 30, 2003 to $6.9 million in the six months ended June 30, 2004. This decrease was primarily attributable to lower equipment and related expenses of $255,000 and lower insurance and tax expenses of $489,000 as a result of our cost containment efforts, reduced facilities costs of $240,000 as a result of our restructuring in the first quarter of 2003, offset by an increase in salaries and benefits expenses of $483,000 for compensation paid to certain executive officers who left Vitria in the quarter ended June 30, 2004. For the next quarter, we expect that general and administrative expenses will decrease slightly compared to the quarter ended June 30, 2004.

     Stock-based compensation. Total stock-based compensation expenses were $302,000 for the three months ended June 30, 2004 and $126,000 for the three months ended June 30, 2003. Total stock-based compensation expenses were $343,000 for the six months ended June 30, 2004 and $279,000 for the six months ended June 30,

2003. Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and is being amortized over a five-year vesting period. We expect to recognize employee stock-based compensation expenses of approximately $10,000 for the remaining six months of 2004 for the amortization of these options. This unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. In the quarter ended June 30, 2004, we recorded $29,000 for amortization of unearned employee stock-based compensation, $206,000 in non-cash stock-based compensation expense for stock grants issued to our employees and $67,000 in non-cash stock-based compensation expense as a result of vesting modifications made to option grants for certain executive officers who left Vitria during the quarter ended June 30, 2004.

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

     In the year ended December 31, 2003, we initiated actions to further reduce our cost structure. The restructuring actions in 2003 resulted in a reduction in workforce of approximately 120 employees or 22% of our workforce measured as of the beginning of 2003 and affected all departments. The plan was a combination of a reduction in workforce, consolidations of facilities in the United States and United Kingdom and the associated disposal of leasehold improvements and equipment. The severance related charges consist of one-time termination benefits recognized and measured at fair value at the date the plan was communicated to the employees. The excess facilities payments were measured at fair value as of the cease-use date of the facilities using a discount rate of 6% per annum. The leasehold improvements and equipment write-offs, which were associated with vacating the excess facilities, were based on net book value as of the date of abandonment. As a result of the restructuring actions, a charge of $16.1 million in the year ended December 31, 2003 was incurred. The restructuring charge included approximately $2.9 million of severance related charges and $9.8 million of committed excess facilities payments, $2.2 million in write-offs of leasehold improvements and equipment and $1.0 million for changes in sublease income assumptions for facilities restructured in both 2002 and 2003. In addition we incurred $180,000 in 2003 in accretion charges related to the facilities we restructured in 2003.

     In the first quarter of 2004, there were no restructuring charges or adjustments other than $54,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities.

     In the second quarter of 2004, we made some adjustments to our sublease assumptions in light of current market conditions for facilities we restructured in 2003, resulting in a net charge to restructuring charges of $516,000. In addition, we incurred accretion charge of $54,000 in the second quarter. As of June 30, 2004, $15.7 million related to facility closures remains accrued from all of our restructuring actions.

     The total accrued liability for lease termination costs of $15.7 million at June 30, 2004 is net of $4.6 million of estimated sublease income. A portion of this liability, a discounted amount of the total estimated cash payments, is based on the fair value treatment required by SFAS 146, which we adopted as of January 31, 2003.

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

     Interest income and other income (expense), net. Interest and other income (expense), net, decreased 38%, from $462,000 in the three months ended June 30, 2003 to $288,000 in the three months ended June 30, 2004. The decrease is primarily attributable to lower interest income due to lower cash and investment balances, as well as a decrease in foreign currency exchange gain. Interest and other income (expense), net, decreased 40%, from $667,000 in the six months ended June 30, 2003 to $399,000 in the six months ended June 30, 2004. The decrease is primarily attributable to lower interest income due to lower cash and investment balances.

Provision for income taxes

     We recorded an income tax provision of $174,000 and $294,000 for the three-month and six-month periods ended June 30, 2004. We recorded an income tax provision of $202,000 and $267,000 for the three-month and six-month periods ended June 30, 2003. Income tax provisions in the periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
			Percent
	2004	2003	Change
	(in thousands)
Net cash used in operating activities	$(6,678)	$(13,303)	(50%)
Net cash provided by (used in) investing activities	54,380	(7,892)	789%
Net cash provided by financing activities	676	136	397%

     As of June 30, 2004, we had approximately $85.2 million of cash, cash equivalents and short term investments, $30.4 million in short term liabilities and $10.0 million in long term liabilities.

     Net cash used in operating activities decreased $6.6 million, or 50%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease was primarily due to a decrease in our net loss as we reduced our expenses over the prior period. This decrease was offset by a decrease in our accrued restructuring liability. We continue to pay out cash for facilities we restructured in 2002 and 2003. In the first six months of 2004, our cash payments for restructured facility leases totaled $3.4 million.

     Net cash provided by investing activities increased $62.3 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase in the current period is due to the fact that we sold more short-term investments than we purchased, as compared to the prior period when we purchased more short-term investments than we sold. Toward the end of the second quarter of 2004, many of our investments matured and were temporarily placed into money market funds as we consolidated all of our investments under one investment management company. These cash equivalents were re-invested in the early part of the third quarter of 2004 in short-term investments with higher interest rates than money market funds.

     Net cash provided by financing activities increased $540,000 in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Net cash provided by financing activities in both the current and prior periods was primarily from the issuance of common stock.

     During the six months ended June 30, 2004, our net accounts receivable balance decreased $6.3 million from $15.5 million at December 31, 2003 to $9.2 million at June 30, 2004. The reason for the decrease was that cash was collected on most of the invoices that were due. An additional contributing factor for the decline in the receivable balance was the decrease in revenues during the first six months of 2004 as compared to prior periods. At June 30, 2004, our gross accounts receivable balance is $9.7 million with an allowance for doubtful accounts of $571,000.

     During the six months ended June 30, 2004, our deferred revenue balance increased $1.5 million from $13.9 million at December 31, 2003 to $15.4 million at June 30, 2004. The primary reasons for this increase in deferred revenue are an increase of $2.0 million in deferred renewals and a $1.2 million increase in deferred professional services revenue due to the need to obtain final sign off on a consulting project. This increase is offset by a $1.0 million decrease in deferred first-year support revenue, which is due to the decrease in license revenue over the prior period.

  Contractual Cash Obligations and Commitments

     At June 30, 2004, we had contractual obligations and commercial commitments of approximately $22.8 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
			(in thousands)
Capital Lease Obligations	$121	$94	$27	$—	$—
Operating Lease Obligations	22,339	3,772	10,744	3,697	4,126
Purchase Obligations	306	306	—	—	—
Long-term Sublease Deposits	77	—	21	56	—

Total	$22,843	$4,172	$10,792	$3,753	$4,126

     Operating lease commitments shown above, which are net of contractual sublease agreements, include $17.8 million in undiscounted operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of June 30, 2004. This $17.8 million undiscounted lease commitment is net of $2.5 million in contractual sublease income. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements, except as disclosed below in the section entitled “Credit Facilities with Silicon Valley Bank.”

  Off-Balance Sheet Arrangements

     At June 30, 2004, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

  Credit Facilities with Silicon Valley Bank

     We entered into a Loan and Security Agreement with Silicon Valley Bank dated June 28, 2002 for the purpose of establishing a revolving line of credit. We modified our this agreement on June 11, 2004 and reduced the line of credit with from $15.0 million to $12.0 million. The modification requires us to maintain a minimum cash, cash equivalents, and short-term investments balance of $30.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of Vitria’s assets.

     As of June 30, 2004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $8.8 million related to certain office leases at June 30, 2004.

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

     In the past, we have invested significantly in our operations. We intend to continue to invest selectively in sales, marketing, and research and development. In addition, for the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures for the remainder of the current year to be less than $500,000. In addition, we may utilize cash resources to fund acquisitions or investments in other businesses, technologies or products lines. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for the next twelve months. If we do not achieve profitability, at some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes and may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

Related Party Transactions

     In December 2003, Vitria sold its interest in its China operations to QilinSoft LLC. QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen,a director and our Interim Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

     Vitria and QilinSoft also entered into a license agreement whereby QilinSoft received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and QilinSoft executed a development agreement pursuant to which QilinSoft will perform development work and other fee-bearing services for Vitria.

     Vitria and QilinSoft also entered into a license agreement whereby QilinSoft received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and QilinSoft executed a development agreement pursuant to which QilinSoft will perform development work and other fee-bearing services for Vitria. During the first quarter of 2004, QilinSoft paid Vitria royalty license fees of $100,000. During the second quarter of 2004, Vitria paid QilinSoft $174,000 for development work performed in the first quarter of 2004. At June 30, 2004, Vitria owed QilinSoft $127,000 for development work performed in the second quarter of 2004. At June 30, 2004 QilinSoft owed Vitria $5,700 for professional services performed by Vitria in the second quarter of 2004.

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

     We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at June 30, 2004 were not material.

     We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

     There has been no material change in our interest rate exposure since June 30, 2004.

     Table of investment securities (in thousands) as of June 30:

		2004		2003
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalents	$57,001	0.35%	$21,494	1.06%
Short-term investments	28,182	1.31%	82,991	1.60%

Total cash and investment securities	$85,183		$104,485

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

     We had no outstanding forward contracts as of June 30, 2004.

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

     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $215.1 million as of June 30, 2004. Since the beginning of 2002, we have reduced our workforce by a total of 405 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred restructuring charges of $19.5 million in 2002 and $16.1 million in 2003. Despite these recent measures in order to remain competitive we intend to continue investing selectively in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues from essentially one product, Vitria:BusinessWare product and our business could be materially harmed by factors that adversely affect the pricing and demand for Vitria:BusinessWare.

     Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our Vitria:BusinessWare product and for applications built using that product. Accordingly, our future operating results will depend on the demand for Vitria:BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to Vitria:BusinessWare in performance or price, or we fail to enhance Vitria:BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for Vitria:BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues. We experienced a decrease in our average deal size in 2003 and in the first two quarters of 2004 due to downward pricing pressure on our base Vitria:Businessware software offering. The maturation of the market in which we compete has resulted in fewer total orders as competition has increased for a smaller pool of potential buyers. The general slowdown in information technology spending in our target markets due to slow U.S. economic growth has also made it more difficult to grow our revenues.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

     During the six months ended June 30, 2004, we had a net loss of $13.3 million and our operating activities used $6.7 million of cash. As of June 30, 2004, we had approximately $85.2 million in cash and cash equivalents and short-term investments, $30.4 million in short term liabilities and $10.0 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	acquire technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.

•	have sufficient funds for day to day operations.

     Our failure to do any of these things could result in lower revenues and could seriously harm our business.

The challenging economic environment in the United States and abroad, and especially the continued reluctance of companies to make significant expenditures on information technology, could reduce demand for our products and cause our revenues to continue to decline.

     The worldwide slowdown in the enterprise software market may cause a further decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. Over approximately the past two years, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has resulted in lower revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

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

     Sales to ten customers accounted for 35% and 33% of total revenues in the three and six months ended June 30, 2004, respectively. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

If we are not successful in developing industry specific products based on Vitria:BusinessWare, our ability to increase future revenues could be harmed.

     We have developed and intend to continue to develop products based on Vitria:BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including the healthcare, telecommunications, financial services and manufacturing industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted products or these products do not achieve market acceptance, our ability to increase future revenues could be harmed.

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

     The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues. Our current and potential competitors include ADP, Ascential Software, BEA, CCMS, Clear Technology, CSC, FileNet, GXS, IBM Corporation, IONA, Landacorp, McKesson, MedDecision, Microsoft Corporation, Netik, Pegasystems, ProxyMed, Quovadx, SeeBeyond Technology, SunGard, Sybase, TIBCO Software, TriZetto, ViPS, WebMD, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity, or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a source of competition for the foreseeable future. In particular, it can be difficult to sell our products to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we also face or may soon face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these vendors include Oracle, PeopleSoft, Siebel Systems and SAP AG.

     Many of our competitors have more resources and broader customer and partner relationships than we do. In addition, many of these competitors have extensive knowledge of our industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to offer a single solution and increase the ability of their products to address customer needs. Although we believe that our products generally compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

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

     We maintain international offices in countries including Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom and may establish additional international offices. During the first six months of 2004, 44% of our revenue was derived from international markets. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

     Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of June 30, 2004, our executive officers, directors and their affiliates beneficially own approximately 38% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2004, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     All of the IPO-related lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. In October 2002, Vitria’s officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss.

     In June 2003, Vitria’s Board of Directors approved a resolution tentatively accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the issuer defendants. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against Vitria and our current and former directors and officers, and Vitria will assign to the plaintiff class or its designee certain claims that Vitria may have against the underwriters of our IPO. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO-related lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both the certification of the class and the judicial approval of the settlement.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of Vitria Technology, Inc was held on May 21, 2004 for the purpose of:

(1)	electing two directors to our board of directors to serve until 2007 annual meeting of stockholders;

(2)	to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004; and

(3)	to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals were recorded as follows:

     Proposal 1:

     Election of two directors for three-year terms expiring at the 2007 annual meeting:

Nominee	For	Withheld
Robert M. Halperin	27,087,593	4,264,533
John L. Walecka	30,713,029	639,097

     Proposal 2:

     The selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was ratified by the following vote:

For	Against	Abstain
31,319,474	30,970	1,682

Item 5. Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, Vitria is responsible for disclosing the nature of the non-audit services approved by our Audit Committee during a quarter to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are services other than those provided by Ernst & Young LLP in connection with an audit or a review of Vitria’s financial statements. During the quarter ended June 30, 2004 our Audit Committee did not approve any non-audit services to be performed by Ernst & Young LLP.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 10.24	Third Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 11, 2004.

Exhibit 10.25	Separation Agreement, by and between Jeffrey Bairstow and Vitria, dated April 27, 2004.

Exhibit 10.26	Separation Agreement, by and between Gary Velasquez and Vitria, dated June 10, 2004.

Exhibit 10.27	Separation Agreement, by and between James Guthrie and Vitria, dated May 11, 2004.

Exhibit 10.28	Separation Agreement, by and between Thomas Pianko and Vitria, dated April 7, 2004.

Exhibit 10.29	Separation Agreement, by and between Sonja Wilkerson and Vitria dated July 14, 2004.

Exhibit 10.30	Confirmation Agreement, by and between Jo Mei Chang, Dale Skeen and Vitria dated April 22, 2004.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

b)	Reports on Form 8-K

     Vitria filed a Current Report on Form 8-K, dated April 7, 2004, on April 7, 2004, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its preliminary results for the three months ended March 31, 2004.

     Vitria filed a Current Report on Form 8-K, dated April 21, 2004, on April 22, 2004, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the three months ended March 31, 2004.

     Vitria filed a Current Report on Form 8-K, dated June 14, 2004, on June 15, 2004, reporting under “Item 10, Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” the sale of Vitria’s operations in the People’s Republic of China to QiLinSoft LLC, an entity owned by JoMei Chang, Ph.D., a current director and Vitria’s former Chief Executive Officer and M. Dale Skeen, Ph.D., a director and Vitria’s acting Chief Executive Officer and Chief Technology Officer and certain agreements with QiLinSoft LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitria Technology, Inc.

Date: August 6, 2004	By:	/s/ MICHAEL D. PERRY

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.24	Third Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 11, 2004.

Exhibit 10.25	Separation Agreement, by and between Jeffrey Bairstow and Vitria, dated April 27, 2004.

Exhibit 10.26	Separation Agreement, by and between Gary Velasquez and Vitria, dated June 10, 2004.

Exhibit 10.27	Separation Agreement, by and between James Guthrie and Vitria, dated May 11, 2004.

Exhibit 10.28	Separation Agreement, by and between Thomas Pianko and Vitria, dated April 7, 2004.

Exhibit 10.29	Separation Agreement, by and between Sonja Wilkerson and Vitria dated July 14, 2004.

Exhibit 10.30	Confirmation Agreement, by and between Jo Mei Chang, Dale Skeen and Vitria dated April 22, 2004.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.