Form 10-Q/A
period 2004-06-30
VITRIA TECHNOLOGY INC
filed 2004-08-17
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to include a new Exhibit 10.31, Offer Letter, by and between Michael Perry and Vitria dated June 14, 2004. This Amendment No. 1 on Form 10-Q/A does not reflect any events occurring after the date of filing of the original Form 10-Q, or otherwise modify or update any of the information contained therein.

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

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 10.24(1)	Third Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 11, 2004.

Exhibit 10.25(1)	Separation Agreement, by and between Jeffrey Bairstow and Vitria, dated April 27, 2004.

Exhibit 10.26(1)	Separation Agreement, by and between Gary Velasquez and Vitria, dated June 10, 2004.

Exhibit 10.27(1)	Separation Agreement, by and between James Guthrie and Vitria, dated May 11, 2004.

Exhibit 10.28(1)	Separation Agreement, by and between Thomas Pianko and Vitria, dated April 7, 2004.

Exhibit 10.29(1)	Separation Agreement, by and between Sonja Wilkerson and Vitria dated July 14, 2004.

Exhibit 10.30(1)	Confirmation Agreement, by and between Jo Mei Chang, Dale Skeen and Vitria dated April 22, 2004.

Exhibit 10.31	Offer Letter, by and between Michael Perry and Vitria dated June 14, 2004.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1(2)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2(2)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as the like-number Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(2)	The certifications attached as Exhibits 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

b)	Reports on Form 8-K

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

Vitria Technology, Inc.

Date: August 17, 2004	By:	/s/ MICHAEL D. PERRY

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.24(1)	Third Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 11, 2004.

Exhibit 10.25(1)	Separation Agreement, by and between Jeffrey Bairstow and Vitria, dated April 27, 2004.

Exhibit 10.26(1)	Separation Agreement, by and between Gary Velasquez and Vitria, dated June 10, 2004.

Exhibit 10.27(1)	Separation Agreement, by and between James Guthrie and Vitria, dated May 11, 2004.

Exhibit 10.28(1)	Separation Agreement, by and between Thomas Pianko and Vitria, dated April 7, 2004.

Exhibit 10.29(1)	Separation Agreement, by and between Sonja Wilkerson and Vitria dated July 14, 2004.

Exhibit 10.30(1)	Confirmation Agreement, by and between Jo Mei Chang, Dale Skeen and Vitria dated April 22, 2004.

Exhibit 10.31	Offer Letter, by and between Michael Perry and Vitria dated June 14, 2004.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1(2)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2(2)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as the like-number Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(2)	The certifications attached as Exhibits 32.1 and 32.2 accompany the Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.