Form 10-Q
period 2004-09-30
VITRIA TECHNOLOGY INC
filed 2004-11-09
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

     The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of September 30, 2004 was 33,381,991 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vitria Technology, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$36,007	$8,782
Short-term investments	45,751	82,754
Accounts receivable, net	8,501	15,471
Other current assets	2,771	3,568

Total current assets	93,030	110,575
Property and equipment, net	1,370	2,805
Other assets	651	745

Total assets	$95,051	$114,125

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,638	$1,837
Accrued compensation	4,123	3,743
Other accrued liabilities	3,320	3,783
Accrued restructuring expenses	6,092	6,831
Deferred revenue	12,503	13,864

Total current liabilities	28,676	30,058
Long-Term Liabilities:
Accrued restructuring expenses	8,213	11,980
Other long-term liabilities	86	131

Total long-term liabilities	8,299	12,111
Commitments and Contingencies
Stockholders’ Equity:
Common Stock	33	33
Additional paid-in capital	275,195	273,854
Unearned stock-based compensation	(4)	(79)
Notes receivable from employees	—	(193)
Accumulated other comprehensive income	507	635
Accumulated deficit	(217,159)	(201,798)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	58,076	71,956

Total liabilities and stockholders’ equity	$95,051	$114,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
License	$3,066	$7,084	$8,331	$21,825
Service and other	13,234	11,690	35,923	37,613

Total revenues	16,300	18,774	44,254	59,438
Cost of revenues:
License	227	175	551	476
Service and other	5,900	5,753	17,900	18,411

Total cost of revenues	6,127	5,928	18,451	18,887

Gross profit	10,173	12,846	25,803	40,551
Operating expenses:
Sales and marketing	4,672	8,738	17,029	31,936
Research and development	4,388	4,207	13,249	13,892
General and administrative	3,121	3,120	9,980	10,436
Stock-based compensation	6	83	349	362
Restructuring	173	503	797	14,848

Total operating expenses	12,360	16,651	41,404	71,474

Loss from operations	(2,187)	(3,805)	(15,601)	(30,923)
Interest income	277	251	780	1,017
Other income (expense), net	79	72	(25)	(27)

Net loss before income taxes	(1,831)	(3,482)	(14,846)	(29,933)
Provision for income taxes	221	251	515	518

Net loss	$(2,052)	$(3,733)	$(15,361)	$(30,451)

Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.47)	$(0.93)

Weighted average shares used in computing basic and diluted net loss per share	33,196	32,644	32,993	32,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(15,361)	$(30,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on write-down of equity investments	—	300
Loss on disposal of fixed assets	37	2,369
Forgiveness of note receivable from employees	193	—
Depreciation	1,550	3,782
Stock-based compensation	349	362
Recoveries of doubtful accounts	(155)	—
Changes in assets & liabilities:
Accounts receivable	7,124	2,381
Other current assets	790	277
Other assets	94	253
Accounts payable	801	(268)
Accrued liabilities	(83)	(5,667)
Accrued restructuring charges	(4,506)	5,880
Deferred revenue	(1,361)	455
Other long term liabilities	(45)	(756)

Net cash used in operating activities	(10,573)	(21,083)

Investing activities:
Purchases of property and equipment	(152)	(584)
Purchases of investments	(48,587)	(90,060)
Maturities of investments	85,540	86,325

Net cash provided by (used in) investing activities	36,801	(4,319)

Financing activities:
Issuance of common stock, net	1,075	155

Net cash provided by financing activities	1,075	155

Effect of exchange rates on changes on cash and cash equivalents	(78)	98

Net increase (decrease) in cash and cash equivalents	27,225	(25,149)
Cash and cash equivalents at beginning of period	8,782	42,427

Cash and cash equivalents at end of period	$36,007	$17,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Vitria Technology, Inc (the “Company” or “Vitria”) and its wholly owned subsidiaries. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     In the opinion of Vitria’s management, these unaudited condensed consolidated financial statements include all the adjustments necessary to fairly state our financial position and the results of our operations and cash flows. The results of our operations for any interim period are not necessarily indicative of the results of the operations for any other interim period or for a full fiscal year.

     The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Stock-based compensation

     We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. In addition, we have adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (SFAS 123), Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure. We amortize and expense unearned stock-based compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple option approach.

     Under APB 25 and related interpretations, unearned compensation is based on the difference, on the date of the grant, between the fair value of Vitria’s common stock and the exercise price. Under APB 25, we do not recognize any compensation expense on the date of grant if the exercise price of our employee stock options equals the market price of the underlying stock. Vitria has elected to follow APB 25 because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

     Pro forma information regarding net loss and net loss per share is required to be disclosed by SFAS 123. Under SFAS 123, this information is required to be calculated as if we had accounted for our employee stock options (including shares issued under our Employee Stock Purchase Plan, collectively called “stock based awards”) under the fair value method of that statement.

     The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended,				Nine Months Ended,
	September 30				September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	Stock option plans		ESPP		Stock option plans		ESPP
Risk-free interest rate	3.92%	2.99%	3.08%	3.49%	3.32%	3.02%	3.14%	3.58%
Expected Lives (in years)	3	3	2	1	3	3	2	1
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	121%	131%	137%	143%	123%	125%	138%	144%

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models may not necessarily provide a reliable single measure of the fair value of our stock based awards.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation, including shares issued under our stock option plans and Employee Stock Purchase Plan. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation, as calculated under the intrinsic value method, has been added back. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,052)	$(3,733)	$(15,361)	$(30,451)
Add: stock-based employee compensation expense included in reported net loss, net of applicable tax effects	6	83	349	362
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of applicable tax effects	(1,221)	(1,283)	(3,196)	(921)

Pro forma net loss	$(3,267)	$(4,933)	$(18,208)	$(31,010)

Net loss per share as reported	$(0.06)	$(0.11)	$(0.47)	$(0.93)

Pro forma net loss per share	$(0.10)	$(0.15)	$(0.55)	$(0.95)

Total shares used in calculation	33,196	32,644	32,993	32,591

     In the table above, in accordance with SFAS 123, we based our estimate of stock-based compensation expense on the total number of options granted. Adjustments have been made to reverse previously recognized stock-based compensation expense associated with the unearned portion of any forfeited awards. Forfeiture refers to awards that do not vest because services or employment requirements are not met. Because the determination of fair value of all options granted prior to the time we became a public entity excludes volatility factors, the above results may not be representative of future periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic and diluted net loss per share:
Net loss	$(2,052)	$(3,733)	$(15,361)	$(30,451)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	33,196	32,675	32,995	32,644
Less shares subject to repurchase	0	(31)	(2)	(53)

Denominator for basic and diluted net loss per share	33,196	32,644	32,993	32,591

Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.47)	$(0.93)

     The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	12	548	365	239
Common stock subject to repurchase agreements	0	31	2	53

Total	12	579	367	292

3) Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(2,052)	$(3,733)	$(15,361)	$(30,451)
Other comprehensive income (loss):
Foreign currency translation adjustment	81	(28)	(78)	(60)
Unrealized gain (loss) on securities	5	12	(50)	98

Comprehensive loss	$(1,966)	$(3,749)	$(15,489)	$(30,413)

     The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Foreign currency translation	$555	$633
Unrealized gain (loss) on marketable debt securities	(48)	2

Total accumulated other comprehensive gain	$507	$635

4) Stock-Based Compensation

     Stock-based compensation is broken down as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of revenues	$1	$7	$77	$29
Sales and marketing	2	31	71	133
Research and development	2	30	84	132
General and administrative	1	15	117	68

Total stock-based compensation	$6	$83	$349	$362

5) Restructuring, Impairments and Other Charges

     In the year ended December 31, 2002 we initiated actions to reduce our cost structure by reducing our workforce and consolidating our facilities. In 2002 we reduced our workforce across all departments by approximately 285 employees, a 33% reduction as measured from the beginning of 2002. Facilities in the United States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. The restructuring charge included approximately $4.2 million of severance related charges and $15.3 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings, in accordance with Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). As a result of our restructuring actions, we incurred a total charge of $19.5 million in the year ended December 31, 2002.

     In the year ended December 31, 2003, we acted to further reduce our cost structure. We reduced our workforce across all departments by approximately 120 employees, a 22% reduction as measured from the beginning of 2003. We also consolidated facilities in the United States and United Kingdom and disposed of associated leasehold improvements and equipment. The excess facilities payments were measured at fair value as of the cease-use date of the facilities as required under Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. As a result of these restructuring actions, we incurred a charge of $16.1 million in the year ended December 31, 2003. The restructuring charge included approximately $2.9 million of severance related charges and $9.8 million of committed excess facilities payments, $2.2 million in write-offs of leasehold improvements and equipment and $1.0 million for changes in sublease income assumptions for facilities restructured in both 2002 and 2003. As a result of the fair value treatment for the excess facilities payments, we incurred $180,000 in accretion charges in 2003. Accretion charges are adjustments in expense related to the fair value treatment for the facilities we restructured in 2003 under SFAS 146.

     During the nine months ended September 30, 2004, restructuring charges totaled $797,000 and were related to the facilities we restructured in 2002 and 2003. Of this amount, $516,000 was due to adjustments we made to our sublease assumptions in the second quarter of 2004 for buildings we had restructured in the United Kingdom. The remainder of our restructuring expense during the first nine months of 2004 was due to accretion charges.

     As of September 30, 2004, $14.3 million remains accrued from all of our restructuring actions, of which $6.0 million is in current liabilities and $8.2 million is in long-term liabilities. The portion of this liability related to restructuring actions taken in 2003 is discounted at fair value as required by SFAS 146, adopted by us as of January 31, 2003. The total accrued liability of $14.3 million is comprised entirely of lease termination costs and is net of $4.6 million of estimated sublease income. Undiscounted contractual future sublease income related to our restructured buildings is $2.3 million at September 30, 2004.

	Facilities
	consolidation	Severance	Total
Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed asset writeoffs	(463)	—	(463)
Reclassification of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194
Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed asset writeoffs	(2,247)	—	(2,247)
Facility adjustments and accretion	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812
Cash payments	(4,974)	(330)	(5,304)
Facility adjustments and accretion	797	—	797

Balance at September 30, 2004	$14,305	$—	$14,305

     The facilities consolidation charges for all of our restructuring actions were calculated using our best estimates at each respective reporting period and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed several sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available which indicates that our estimates should be adjusted.

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

     Vitria and QilinSoft also entered into a license agreement whereby QilinSoft received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and QilinSoft have entered into a development agreement pursuant to which QilinSoft will perform development work and other fee-bearing services for Vitria.

     During the three months ended September 30, 2004, we recorded royalty license income of $25,000 from QilinSoft, in Other income (expense), net. During the third quarter of 2004, we incurred charges of $176,000 for development work performed by QilinSoft, which was recorded in Research and development expense.

     During the nine months ended September 30, 2004, we recorded royalty license income of $75,000 from QilinSoft in Other income (expense), net. During the first three quarters of 2004, we incurred charges of $351,000 for development work performed by QilinSoft, which was recorded in Research and development expense.

     At September 30, 2004, we owed QilinSoft $59,000 for development work performed in the third quarter of 2004. At September 30, 2004 QilinSoft owed us $26,000 for professional services performed by Vitria in the third quarter of 2004.

7) Credit Facilities with Silicon Valley Bank

     We entered into a Loan and Security Agreement with Silicon Valley Bank, dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $30.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of Vitria’s assets.

     As of September 30, 2004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $6.0 million related to certain office leases at September 30, 2004.

8) Stock Grant

     In the quarter ended June 30, 2004, we issued a stock grant to all Vitria employees. Each person who was a non-executive employee on the date of the grant received 250 shares of Vitria common stock. The fair market value of our common stock at the date of the grant was $2.88 per share. This stock grant resulted in stock based compensation expense of $207,000 in the quarter ended June 30, 2004.

9) Notes Receivable

     Prior to our initial public offering, a number of employees were granted five year loans in order to enable them to purchase our stock prior to the initial public offering. The notes were interest bearing and accrued interest at 4% per year. The terms of the notes required that the notes be paid back within five years of issuance or upon the termination of employment, whichever occurred earlier. The notes receivable from employees have been fully paid off as of September 30, 2004.

10) Reverse Stock Split

     On May 19, 2003, our Board of Directors approved a one-for-four reverse split of our common stock. The reverse split was approved by Vitria stockholders on May 16, 2003 and implemented on May 27, 2003. Each four shares of our outstanding common stock automatically converted into one share of common stock. All share information has been restated to reflect the effects of the reverse split.

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

     We derive revenues primarily from two sources: licenses, and services and other. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of copies to be deployed or applications managed. Service and other revenues include product maintenance, consulting and training. Customers who license Vitria:BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. We also offer training classes for our customers and system integrators. We market our products through our direct sales force and augment our marketing efforts through relationships with system integrators and technology vendors. A majority of our revenues to date have been derived from accounts in the United States. We have international sales offices in Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom.

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

     Vitria combines technology leadership with industry domain expertise in healthcare, telecommunications, finance and manufacturing to automate and streamline strategic business processes across systems, people and trading partners. Using pre-built applications, content, and platforms and in conjunction with services to deliver business process integration capabilities that preserve and extend a company’s existing technology investments, Vitria’s applications are designed to provide real-time visibility and streamlined control over processes and data to reduce costs, increase revenues, improve customer experience, and ensure regulatory compliance.

     Vitria has developed years of intellectual property around automating industry-specific business processes in our target markets that can be either pre-packaged in software applications that run on the Vitria:BusinessWare platform, or used by Vitria’s client services teams to more rapidly implement and configure applications. This focus on business processes allows Vitria to concentrate our product development and marketing efforts on demonstrating the measurable business value of process integration to business executives, in addition to demonstrating the technical value of our platform to information technology professionals. Examples of Vitria’s packaged applications include:

•	Vitria:SmartClaims: a packaged application designed to improve a healthcare payer’s automation of claims processing. Vitria:SmartClaims augments a payer’s legacy claims processing systems with automated business rules, processes and human workflows to prevent, automatically resolve, and expedite the resolution of issues that prevent full automation of each claims payment decision. Vitria:SmartClaims improves business agility by empowering business users to quickly and directly automate new policies with intuitive business rules.

•	Vitria:OrderAccelerator: a packaged software application that automates business processes across a telecommunications service provider’s existing systems for more cost-efficient and accurate order management. Vitria:OrderAccelerator includes pre-built business processes and content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) as well as best practices Vitria has incorporated from successful implementations with its telecom customers.

•	Vitria:SmartResponse: a packaged application designed to reduce healthcare insurers’ medical management administrative costs by automating the processes and decision logic by which physicians and hospitals submit requests for medical service authorizations and referrals, and by which insurers receive, decide and respond to those requests.

•	CleanOrder: a package of pre-built and field-built content for manufacturing companies to quickly achieve consolidated order management. CleanOrder intelligently manages customer orders across multiple existing systems, trading partners and internal organizations, resulting in a single-point order and fulfillment management system without the risk and cost of big-budget Enterprise Resource Planning (ERP) implementations.

•	Accenture Straight Through Processing (STP) Integration Platform: a package of platform plus pre-built content to enable efficient, end-to-end transaction processing automation for broker/dealers, asset managers and custodians in order to reduce exception processing costs, reduce trade correction costs, and manage operational risks in real time.

•	SWIFT Management: a package of pre-built and field-built content to allow banks and brokerages to automatically generate messages that are compliant with the ever-changing requirements of the SWIFT financial network, convert between formats and repair failed trades in order to reduce operational costs and optimize operations.

   Vitria’s BusinessWare Platform

     Vitria:BusinessWare unifies the five elements that we believe are essential for business process integration software, all in a single platform:

(1)	Business Process Management, or BPM: BPM manages the steps of a cross-functional business process to ensure optimal completion of the process (e.g., from submission of a healthcare claim by a care provider to the remittance of payment by an insurer). It uses graphical business process models together with automated human workflows to define, automate and orchestrate transactions and the exchange of information between internal business applications, people and external trading partners.

(2)	Business Analysis and Monitoring, or BAM: BAM provides both historic and real-time monitoring and analysis of business processes, providing greater visibility and business intelligence needed to optimize operational efficiency. Our two key BAM components, Cockpit and Analyzer, are designed to continuously gather business process data across applications, human workflows and trading partner interactions; analyze and visualize this data in real time; and enable business executives and process owners to identify and respond to both business and integration problems or opportunities as they occur.

(3)	Business Vocabulary Management, or BVM: BVM is comprised of content and tools that enable the flexible, scalable management of translations between industry-specific and application-specific data formats and meanings (vocabularies) as represented in electronic transactions between businesses (e.g. via Electronic Data Interchange, or EDI, or eXtensible Markup Language, or XML), and between a company’s internal applications. BVM uses automated exception handling, business rules-based validation and advanced data transformation designed to ensure that differences in how data is represented does not interfere with successful completion of a business transaction (e.g. fulfilling a customer’s order, processing a healthcare claim, or settling a financial transaction). To address the specific needs of each industry, BVM provides packaged vocabularies for various industries based on the specific business terms used within those industries.

(4)	Business-to-Business Integration, or B2B: B2B enables the secure and reliable completion of transactions and the exchange of business information between customers and partners over the Internet to support collaborative business processes. Combined with BPM and BAM, B2B helps companies manage their value chain interactions from end to end as an integrated part of their larger business processes.

(5)	Enterprise Application Integration, or EAI: EAI enables the secure and reliable movement of information in and out of internal business applications. By enabling internal applications to communicate with one another, EAI helps unify and improve enterprise processes while maximizing the value of a company’s application investments. Companies may use Vitria:BusinessWare’s BPM, BAM and BVM capabilities to control business processes on top of industry-standard methods of transporting data from application to application (such as Web services and Java Messaging Service) or third-party EAI infrastructures.

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

     If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. When contracts contain multiple elements wherein vendor specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” of accounting prescribed by AICPA Statements of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9). We consider all arrangements with payment terms longer than normal not to be fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. Revenue is generally deferred for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users, primarily resellers, is not recognized until evidence of a sell-through arrangement to an end user has been received. Payments received in advance of revenue recognition are recorded as deferred revenue.

     Service and other revenues include product maintenance, consulting, and training. Customers who license Vitria:BusinessWare normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid at the beginning of the contract term and revenues from these contracts are recognized ratably over the term of the contract. Future maintenance contracts, where the term has not yet started and we have not yet received payment but we have received the customer’s purchase order and have invoiced the customer, are recorded as deferred revenue and accounts receivable.

     Many of our customers use third-party system integrators to implement our products. Those customers who use third party system integrators typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. Other customers engage us directly as the prime contractor to develop new applications for them on our BusinessWare platform. These consulting services are generally sold on a fixed fee basis and recognized using the completed contract or percentage of completion method of accounting as set forth in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as applicable. Under the percentage of completion method, we measure progress towards completion using labor hours as input measures.

     Training services are sold on a per student or per class basis and recognized as the classes are attended.

   Allowances and Reserves

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

   Restructuring Charges

     We recorded $19.5 million in restructuring charges related to the realignment of our business operations in 2002. During 2003, we recorded an additional $16.1 million of restructuring charges related to the realignment of our business operations. During the nine months ended September 30, 2004 we incurred charges of $516,000 related to changes in our sublease assumptions on facilities we restructured and accretion charges of $281,000 related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS 146. As of September 30, 2004, we have $14.3 million in accrued restructuring expenses, consisting entirely of future lease payments net of estimated sublease income, which will be paid through 2013.

     Only costs resulting from a restructuring plan that are not associated with, or that do not benefit activities that will be continued, are eligible for recognition as liabilities at the commitment date. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities net of anticipated sublease income. Information regarding sublease income estimates for the amount of sublease income we are likely to receive and the timing of finding a tenant has been obtained from third party experts and is based on prevailing market rates.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2004 and September 30, 2003

     The following table sets forth the results of operations for the three and nine months ended September 30, 2004 and 2003, expressed as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
License	19%	38%	19%	37%
Service and other	81%	62%	81%	63%

Total revenues	100%	100%	100%	100%
Cost of revenues
License	1%	1%	1%	1%
Service and other	36%	31%	40%	31%

Total cost of revenues	37%	32%	41%	32%
Gross profit	63%	68%	59%	68%
Operating expenses
Sales and marketing	29%	47%	38%	54%
Research and development	27%	22%	30%	23%
General and administrative	19%	17%	23%	17%
Amortization of stock-based compensation	0%	0%	1%	1%
Restructuring charges	1%	3%	2%	25%

Total operating expenses	76%	89%	94%	120%
Loss from operations	(13%)	(21%)	(35%)	(52%)
Interest income	2%	1%	2%	2%
Other income (expenses), net	0%	0%	0%	0%

Net loss before income taxes	(11%)	(20%)	(33%)	(50%)
Provision for income taxes	1%	1%	1%	1%

Net loss	(12%)	(21%)	(34%)	(51%)

Revenues

     Revenues from sales that originate outside of the United States comprise a significant percentage of our total revenues. We recognized approximately 46% of our revenues from customers outside the United States in the three months ended September 30, 2004 and 44% of our revenues from customers outside the United States in the nine months ended September 30, 2004, compared to 40% in the three months ended September 30, 2003 and 36% in the nine months ended September 30, 2003.

     A small number of customers account for a substantial percentage of our total revenues. Revenues from our top ten customers and customers who accounted for more than 10% of our total revenues are summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Percentage of revenues from top ten customers	49%	42%	37%	37%
Number of customers who account for more than 10% of total revenues	0	1	0	0
Percentage of revenues from customers who accounted for more than 10% of total revenues	—	18%	—	—

     We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters. Therefore, the loss of these customers or the delay of individual orders from these customers could have a significant impact on revenues. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenues.

     License. License revenues are dependent on both the number of sales in a period as well as the amount of license revenue recognized from each individual sale in a particular period, both of which can vary significantly from period to period. Over the past several years, we have had a significant decrease in our license revenues due to the maturation of the market in which we compete, which has resulted in downward pricing pressure and fewer total orders as competition has increased for a smaller pool of potential buyers.

     License revenues decreased 57% from $7.1 million in the three months ended September 30, 2003 to $3.1 million in the three months ended September 30, 2004. This decrease was primarily due to fewer total sales during this period. Average license revenues recognized per sale remained fairly constant in these two periods mainly due to a few large sales which we recognized in the current quarter.     License revenues decreased 62% from $21.8 million in the nine months ended September 30, 2003 to $8.3 million in the nine months ended September 30, 2004. This decrease was due to fewer total sales during the current period and less significantly due to a decrease in the average license revenue per sale. The general slowdown in information technology spending in our target markets has also made it more difficult for us to grow our revenues.

     Service and other. Service revenue is impacted by the number and size of license sales in a given period. Support for the first year is typically purchased as part of each license sale. Our consulting project revenue and customer training revenue is also affected by the size and number of license sales. Service and other revenue also includes support renewals, which is dependent upon our customers’ satisfaction with and continued use of our products. Service and other revenues increased 13% from $11.7 million in the three months ended September 30, 2003 to $13.2 million in the three months ended September 30, 2004. This quarter over quarter increase of approximately $1.5 million was primarily due to our ability to recognize $1.2 million in consulting revenue from work performed in the first and second quarters of 2004 which had been deferred due to the need to obtain written customer acceptance on the project. Written customer acceptance was received during the third quarter of 2004 and accordingly we were able to recognize the consulting revenue in the third quarter. The remainder of the difference was due to increases in consulting and in support renewals, partially offset by a decrease in first year support. Service and other revenues decreased 4% from $37.6 million in the nine months ended September 30, 2003 to $35.9 million in the nine months ended September 30, 2004. This decrease of approximately $1.7 million was mainly due to a decrease in first year support of $1.1 million, which is directly related to our decrease in license revenue from the prior year. The remainder of the difference was due to small decreases in our training and consulting revenues, partially offset by an increase in support renewals.

Cost of Revenues

     License. Cost of license revenues consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenues is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenues increased 30% from $175,000 in the three months ended September 30, 2003 to $227,000 in the three months ended September 30, 2004. Cost of license revenues increased 16% from $476,000 in the nine months ended September 30, 2003 to $551,000 in the nine months ended September 30, 2004. These fluctuations as well as future fluctuations in cost of license revenues are due to increases or decreases in sales of those particular products which incorporate third-party technology.

     Service and other. Cost of service and other revenues consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenues increased 3% from $5.8 million in the three months ended September 30, 2003 to $5.9 million in the three months ended September 30, 2004. This small increase was primarily due to increases in external consultants costs of $253,000, partially offset by decreases in salaries and benefits of $130,000 due to changes in staffing in our Professional Services department. Cost of service and other revenues decreased 3% from $18.4 million in the nine months ended September 30, 2003 to $17.9 million in the nine months ended September 30, 2004. This decrease was primarily due to a decrease in salaries and benefits of $510,000 due to changes in staffing in our Professional Services department, decreases in travel related expenses of $384,000 related to our lower consulting revenue, and decreases in facility related expenses of $943,000 due to our facilities restructuring in 2003, offset by increases in external consultant costs of $534,000 and higher use of our Professional Services staff in other departments in the company. For the next quarter, we expect that cost of revenues will increase slightly compared to the quarter ended September 30, 2004.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 47% from $8.7 million in the three months ended September 30, 2003 to $4.7 million in the three months ended September 30, 2004. This decrease was primarily due to decreases in salary and benefit expenses of $2.6 million, reduced travel expenses of $289,000, lower commission expense of $418,000 due to lower sales, as well as related decreases in most other expense areas as a result of our cost containment efforts. Sales and marketing expenses decreased 47% from $31.9 million in the nine months ended September 30, 2003 to $17.0 million in the nine months ended September 30, 2004. This decrease was primarily due to lower salary and benefit expenses of $7.5 million, reduced travel expenses of $1.2 million, lower external consulting expense of $623,000, lower commission expense of $1.9 million due to lower sales, and decreased depreciation expenses of $652,000 as well as related decreases in most other expense areas as a result of our cost containment efforts. The reduction in depreciation expense is due to the fact that more of our fixed assets have become fully depreciated and no significant purchases of fixed assets have been made in 2004. For the next quarter, we expect that sales and marketing expenses will increase compared to the quarter ended September 30, 2004.

     Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses increased 4% from $4.2 million in the three months ended September 30, 2003 to $4.4 million in the three months ended September 30, 2004. This small increase of $181,000 is primarily attributable to an increase of $295,000 in salaries and benefits and an increase of $174,000 for external consultants due to moving some of our development work to India and China, offset by a reduction in recruiting expenses of $73,000 and a $189,000 reduction in depreciation costs, as well as decreases in most other areas due to our cost containment efforts. Research and development expenses decreased 5% from $13.9 million in the nine months ended September 30, 2003 to $13.2 million in the nine months ended September 30, 2004. This decrease was primarily due to reduced facilities costs of $457,000 as a result of our restructuring in the first quarter of 2003 and lower rates on leases renewed in 2004, and lower depreciation expense of $764,000 offset by an increase of $285,000 in salaries and benefits for compensation paid to certain executive officers who left Vitria in the quarter ended June 30, 2004. The reduction in depreciation expense is due to the fact that more of our fixed assets have become fully depreciated and no significant purchases of fixed assets have been made in 2004. For the next quarter, we expect that research and development expenses will increase compared to the quarter ended September 30, 2004.

     General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses remained at $3.1 million for both the three months ended September 30, 2003 and 2004. While our expenses remained flat, there were some offsetting increases and decreases in expenses. We incurred an increase of $203,000 in salaries and benefits expenses, an increase of $127,000 for external consultant costs related to compliance with the Sarbanes-Oxely Act, an increase of $145,000 in equipment related expenses, and an increase in executive recruiting fees of $114,000. These increases were offset by a $142,000 decrease in legal settlement fees, a decrease in depreciation expense of $122,000 as fewer fixed assets purchases have been made in 2004, a reduction in facilities costs of $197,000 which was the result of lower lease rate renewals in 2004, a decrease in bad debt expense of $194,000 as our accounts receivable balances decreased significantly from the prior year, and other cost containment efforts. General and administrative expenses decreased 4% from $10.4 million in the nine months ended September 30, 2003 to $10.0 million in the nine months ended September 30, 2004. This small decrease was primarily attributable to lower depreciation expenses of $421,000 due to fewer fixed assets purchases in 2004, reduced facilities costs of $186,000 as a result of our restructuring in the first quarter of 2003, lower rates on leases renewed in 2004, and lower insurance expenses of $534,000, offset by an increase in salaries and benefits expense of $686,000 primarily for compensation paid to former executive officers who left Vitria in the second quarter of 2004. For the next quarter, we expect that general and administrative expenses will increase slightly compared to the quarter ended September 30, 2004.

     Stock-based compensation. Total stock-based compensation expenses were $6,000 for the three months ended September 30, 2004 and $83,000 for the three months ended September 30, 2003. Total stock-based compensation expenses were $349,000 for the nine months ended September 30, 2004 and $362,000 for the nine months ended September 30, 2003. Stock-based compensation expense includes the amortization of unearned employee stock-based compensation on options issued to employees prior to Vitria completing its initial public offering in September 1999 and has been amortized over a five-year vesting period, which ended September 30, 2004. In addition, stock based compensation expense includes expense for options originally issued below fair market value on the date of the grant, expense for stock grants issued to our employees, and expense for modifications of stock options which result in a benefit to the employee. Unearned compensation expense will be reduced in future periods to the extent that options are terminated prior to vesting. We expect to recognize employee stock-based compensation expense related to employee options of approximately $4,000 for the remaining three months of 2004. In the quarter ended September 30, 2004, we recorded $5,000 for amortization of unearned employee stock-based compensation related to employee options, and $1,000 in non-cash stock-based compensation expense for stock grants issued to our employees. In the nine months ended September 30, 2004, we recorded $75,000 for amortization of unearned employee stock-based compensation, $207,000 for stock grants issued to our employees and $67,000 as a result of vesting modifications made to option grants for former executive officers who left Vitria during the second quarter of 2004.

     Restructuring charges. In the year ended December 31, 2002 we initiated actions to reduce our cost structure by reducing our workforce and consolidating our facilities. In 2002 we reduced our workforce across all departments by approximately 285 employees, a 33% reduction in staff as measured from the beginning of 2002. Facilities in the United

States and United Kingdom were consolidated and related leasehold improvement and equipment were written off. The restructuring charge included approximately $4.2 million of severance related charges and $15.3 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated buildings, in accordance with Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). As a result of our restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002.

     In the year ended December 31, 2003, we acted to further reduce our cost structure. We reduced our workforce across all departments by approximately 120 employees, a 22% reduction in staff as measured from the beginning of 2003. We also consolidated facilities in the United States and United Kingdom and disposed of associated leasehold improvements and equipment. The excess facilities payments were measured at fair value as of the cease-use date of the facilities as required under Statement of Financial Accounting Standard No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. As a result of the restructuring actions, we incurred a charge of $16.1 million in the year ended December 31, 2003. The restructuring charge included approximately $2.9 million of severance related charges and $9.8 million of committed excess facilities payments, $2.2 million in write-offs of leasehold improvements and equipment and $1.0 million for changes in sublease income assumptions for facilities restructured in both 2002 and 2003. As a result of the fair value treatment for the excess facilities payments, we incurred $180,000 in 2003 in accretion charges related to the facilities we restructured in 2003. Accretion charges are adjustments in expense related to the fair value treatment for the facilities we restructured in 2003 under SFAS 146.

     During the nine months ended September 30, 2004, restructuring charges totaled $797,000 and were related to the facilities we restructured in 2002 and 2003. Of this amount, $516,000 was due to adjustments we made to our sublease assumptions in the second quarter of 2004 for buildings we had restructured in the United Kingdom. The remainder of our restructuring expense during the first nine months of 2004 was due to accretion charges.

     As of September 30, 2004, $14.3 million remains accrued from all of our restructuring actions of which $6.0 million is in current liabilities and $8.2 million is in long-term liabilities. The portion of this liability related to restructuring actions taken in 2003 is discounted at fair value as required by SFAS 146, adopted by us as of January 31, 2003. The total accrued liability of $14.3 million is comprised entirely of lease termination costs and is net of $4.6 million of estimated sublease income. Undiscounted contractual future sublease income related to our restructured buildings is $2.3 million at September 30, 2004.

     The facilities consolidation charges for all of our restructuring actions were calculated using our best estimates at each respective reporting period and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed several sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available which indicates that our estimates should be adjusted.

     Interest income and other income (expense), net. Interest and other income (expense), net, increased 10%, from $323,000 in the three months ended September 30, 2003 to $356,000 in the three months ended September 30, 2004 due primarily to increased interest income. This small increase is due to higher interest rates, offset by lower cash and investment balances in the third quarter of 2004 as compared to the third quarter of 2003. During this period, we had higher cash and investment balances but were earning interest at a lower rate than in 2003. Interest and other income (expense), net, decreased 24% from $990,000 in the nine months ended September 30, 2003 to $755,000 in the nine months ended September 30, 2004. This decrease is primarily attributable to lower interest income, due to lower cash and investment balances, offset by a very small change in interest rates on a year to date basis over this period of time.

Provision for income taxes

     We recorded an income tax provision of $221,000 and $515,000 for the three-month and nine month periods ended September 30, 2004. We recorded an income tax provision of $251,000 and $518,000 for the three-month and nine-month periods ended September 30, 2003. Income tax provisions in the periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

     Because we cannot determine that it is more likely than not that the deferred tax assets, primarily related to net operating loss carryovers, will be utilized in the future, we have provided a reserve against deferred tax assets in all periods presented.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,		Percent
	2004	2003	Change
	(in thousands)
Net cash used in operating activities	$(10,573)	$(21,083)	(50%)
Net cash provided by (used in) investing activities	36,801	(4,319)	952%
Net cash provided by financing activities	1,075	155	594%

     As of September 30, 2004, we had approximately $81.8 million of cash, cash equivalents and short-term investments, $28.7 million in short term liabilities and $8.3 million in long term liabilities.

     Net cash used in operating activities decreased $10.5 million, or 50%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease was primarily due to a decrease in our net loss as we reduced our expenses over the prior period. This decrease was offset by a decrease in our accounts receivable balance due to lower revenues in 2004, a decrease in our compensation liability as a result of our restructuring in 2003, and a decrease in our restructuring liability as we paid down our leasehold liabilities. We will continue to pay out cash for facilities we restructured in 2002 and 2003 until 2013. In the first nine months of 2004, our cash payments for restructured facility leases totaled $5.0 million.

     Net cash provided by investing activities increased $41.1 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase in the current period is due to the fact that we sold more short-term investments than we purchased, as compared to the prior period when we purchased more short-term investments than we sold. Toward the end of the second quarter of 2004, many of our investments matured and were temporarily placed into money market funds as we consolidated all of our investments under one investment management company. These cash equivalents were re-invested in the early part of the third quarter of 2004 in short-term investments with higher interest rates than money market funds.

     Net cash provided by financing activities increased $920,000 in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Net cash provided by financing activities in both the current and prior periods was primarily from the issuance of common stock due to exercises of employee stock options.

     During the nine months ended September 30, 2004, our net accounts receivable balance decreased $7.0 million from $15.5 million at December 31, 2003 to $8.5 million at September 30, 2004. The decrease is primarily attributable to increased cash collection during the period combined with the decrease in revenues during the first nine months of 2004 as compared to prior periods. At September 30, 2004, our gross accounts receivable balance was $8.7 million with an allowance for doubtful accounts of $243,000.

     During the nine months ended September 30, 2004, our deferred revenue balance decreased $1.4 million from $13.9 million at December 31, 2003 to $12.5 million at September 30, 2004. The primary reason for this decrease is a $1.3 million decline in our deferred support revenue balance. Deferred support, which represents customers’ first year support on new license deals, is directly related to our license revenue, which has declined in the current year as compared to the prior year.

   Contractual Cash Obligations and Commitments

     At September 30, 2004, we had contractual obligations and commercial commitments of approximately $21.8 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Capital Lease Obligations	$95	$86	$9	$—	$—
Operating Lease Obligations	20,990	2,317	10,879	3,688	4,106
Purchase Obligations	689	689	—	—	—

Total	$21,774	$3,092	$10,888	$3,688	$4,106

     Operating lease commitments shown above, which are net of contractual sublease agreements, include $16.9 million in undiscounted operating lease commitments under leases for vacated facilities which were recorded as accrued restructuring expenses in the accompanying balance sheet as of September 30, 2004. This $16.9 million undiscounted lease commitment is net of $2.3 million in undiscounted contractual sublease income. We do not have any material commercial commitments under lines of credit, standby lines of credit, standby repurchase obligations or other such arrangements, except as disclosed below in the section entitled “Credit Facilities with Silicon Valley Bank.”

   Off-Balance Sheet Arrangements

     At September 30, 2004, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

   Credit Facilities with Silicon Valley Bank

     We entered into a Loan and Security Agreement with Silicon Valley Bank, dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $30.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of Vitria’s assets.

     As of September 30, 2004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $6.0 million related to certain office leases at September 30, 2004.

Stock Grant

     In the quarter ended June 30, 2004, we issued a stock grant to all Vitria employees. Each person who was a non-executive employee on the date of the grant received 250 shares of Vitria common stock. The fair market value of our common stock at the date of the grant was $2.88 per share. This stock grant resulted in stock based compensation expense of $207,000, which was recorded in the quarter ended June 30, 2004.

   Operating Capital and Capital Expenditure Requirements

     Our use of cash over the next twelve months will be primarily to fund operations and to a lesser extent to fund capital expenditures. For the next twelve months, we expect to fund these uses from available cash balances, cash generated from operations, if any, and interest on available cash and investment balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors of the marketplace in which we operate.

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

     We believe our success requires expanding our customer base and continuing to enhance our Vitria:BusinessWare products, and developing new products for our customers. Our revenues, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter have been recorded in the third month of that quarter, with a concentration of these revenues in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenues from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenues. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

     During the three months ended September 30, 2004, we recorded royalty license income of $25,000 from QilinSoft, in Other income (expense), net. During the third quarter of 2004, we incurred charges of $176,000 for development work performed by QilinSoft, which was recorded in Research and development expense.

     During the nine months ended September 30, 2004, we recorded royalty license income of $75,000 from QilinSoft in Other income (expense), net. During the first three quarters of 2004, we incurred charges of $351,000 for development work performed by QilinSoft, which was recorded in Research and development expense.

     At September 30, 2004, we owed QilinSoft $59,000 for development work performed in the third quarter of 2004. At September 30, 2004 QilinSoft owed us $26,000 for professional services performed by Vitria in the third quarter of 2004.

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

     We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, these securities are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains and losses at September 30, 2004 were not material.

     We have no cash flow exposure due to rate changes for cash equivalents and cash investments as all of these investments are at fixed interest rates.

     There has been no material change in our interest rate exposure since September 30, 2004.

     Table of investment securities (in thousands) as of September 30:

		2004		2003
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalents	$36,007	0.34%	$17,278	1.02%
Short-term investments	45,751	1.44%	79,111	1.41%

Total cash and investment securities	$81,758		$96,389

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

     We had no outstanding forward contracts as of September 30, 2004.

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

     Our quarterly results depend primarily upon entering into new or follow-on contracts to generate revenues. New contracts may not result in revenue in the quarter in which the contract is signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. Our operating results are also dependent upon our ability to manage our cost structure.

We have incurred substantial operating losses since inception and we cannot guarantee that we will become profitable in the future.

     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $217.2 million as of September 30, 2004. Since the beginning of 2002, we have reduced our workforce by a total of 405 employees and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred restructuring charges of $19.5 million in 2002 and $16.1 million in 2003. Despite these measures in order to remain competitive we intend to continue investing selectively in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenues from our core product, Vitria:BusinessWare, and related products developed for certain vertical markets. Our business could be materially harmed by factors that adversely affect the pricing and demand for Vitria:BusinessWare and these related products.

     Since 1998, a majority of our total revenues has been, and is expected to be, derived from the license of our Vitria:BusinessWare product and for applications built using that product. Accordingly, our future operating results will depend on the demand for Vitria:BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to Vitria:BusinessWare in performance or price, or we fail to enhance Vitria:BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for Vitria:BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenues. The maturation of the market in which we compete has resulted in fewer total orders as competition has increased for a smaller pool of potential buyers. In addition, the general slowdown in information technology spending in our target markets due to slow economic growth has also made it more difficult to grow our revenues.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

     During the nine months ended September 30, 2004, we had a net loss of $15.4 million and our operating activities used $10.6 million of cash. As of September 30, 2004, we had approximately $81.8 million in cash, cash equivalents and short-term investments, $28.7 million in short term liabilities and $8.3 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	acquire technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees;

•	respond to competitive pressures or unanticipated capital requirements;

•	have sufficient funds for day to day operations.

     Our failure to do any of these things could result in lower revenues and could seriously harm our business.

The challenging economic environment in the United States, and especially the continued reluctance of companies to make significant expenditures on information technology, could reduce demand for our products and cause our revenues to decline.

     The worldwide slowdown in the enterprise software market may cause a further decline in capital allocations for software purchases. The delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. Over approximately the past three years, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has resulted in lower revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter.

     Our products are often used by our customers to deploy mission-critical solutions used throughout their organization. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, ability to operate with existing and future computer systems, ability to accommodate increased transaction volume and product reliability. Many customers will be addressing these issues for the first time. As a result, we or other parties, including system resellers and system integrators, must educate potential customers on the use and benefits of our product and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products, and approval at a number of management levels within the customer’s organization. Because of these issues, our sales cycle has ranged from six to nine months, and in some cases even longer, and it is very difficult to predict whether and when any particular license transaction might be completed. In addition, the downturn in the economic environment has caused some customers to increase budgetary controls or require additional management approvals within the customers’ organization prior to committing to significant capital purchases, either of which could result in an increased sales cycle.

Because a small number of customers have in the past accounted for a substantial portion of our revenues, our revenues could decline due to the loss or delay of a single customer order.

     Sales to our largest ten customers accounted for 49% and 37% of total revenues in the three and nine months ended September 30, 2004, respectively. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenues from a limited number of customers will continue to account for a significant percentage of total revenues in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenues and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenues.

If we are not successful in developing industry specific products based on Vitria:BusinessWare, our ability to increase future revenues could be harmed.

     We have developed and intend to continue to develop products based on Vitria:BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including the healthcare, telecommunications, financial services and manufacturing industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standards organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted products or these products do not achieve market acceptance, our ability to increase future revenues could be harmed.

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

     System integrators may, at the option of the customer, install and deploy our products and those of our competitors, and perform custom integration of systems and applications. Some system integrators engage in joint marketing and sales efforts with us. If these relationships fail, we might have to devote more resources to the sales and marketing, and implementation and support of our product than we would otherwise have to, and our efforts may not be as effective as those of the system integrators. In some cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms to recommend our product during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors have existing relationships with these system integrators and, as a result, these system integrators may recommend competitors’ products and services instead of ours. In addition, some of our competitors have relationships with a greater number of these system integrators and, therefore, have access to a broader base of enterprise customers. If we fail to establish or maintain relationships with system integrators, our ability to license and successfully implement our software products and our ability to develop industry specific products could be harmed.

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

     We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If our products fail to gain broad market acceptance, due to their inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

•	our ability to integrate our product with multiple platforms and existing, or legacy, systems and to modify our products as new versions of packaged applications are introduced;

•	the portability of our products, particularly the number of operating systems and databases that our products can source or target;

•	our ability to anticipate and support new standards, especially Internet standards;

•	the integration of additional software modules under development with our existing products; and

•	our management of software being developed by third parties for our customers for use with our products.

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

     We maintain international offices in countries including Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom and may establish additional international offices. During the first nine months of 2004, 44% of our revenue was derived from international markets. There are a number of challenges to establishing operations outside of the United States and we may be unable to successfully generate significant international revenues. If we fail to successfully establish our products in international markets, we could experience slower revenue growth and our business could be harmed. It may be difficult to protect our intellectual property in certain international jurisdictions.

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

     Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of September 30, 2004, our executive officers, directors and their affiliates beneficially own approximately 37% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2004, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent Event. Subsequent to September 30, 2004, Vitria management identified a deficiency in an internal control related to our Information Technology (IT) systems. Our IT systems lost power on October 29, 2004, which resulted from the failure to replace a battery in an uninterruptible power supply system that had been previously reported as malfunctioning during a preventive maintenance inspection. This power failure in turn caused our data back-up server to fail. The company was therefore unable to back up much of its data for several days. During the period of power and backup failure none of our data was lost, and this system failure did not result in a misstatement of our financial statements. However, because the accuracy and completeness of our financial information depends on the capability of our IT systems to record and preserve our data, management concluded this failure constituted a material weakness in our internal control structure. The failed battery and backup server was replaced with new equipment, a full backup was completed on November 9, 2004 and our process of making regularly scheduled backups was resumed. We believe that these actions, coupled with changes in the IT organization, have corrected this material weakness and should prevent a future back-up failure. We continue to review our controls with respect to IT systems and we may make other changes in these controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     QiLinSoft LLC Marketing Agreement

     On November 4, 2004, we entered into a Marketing Agreement with QiLinSoft LLC pursuant to which the parties agreed to provide each other with limited sales assistance and sales and marketing information. This agreement is contained in Exhibit 10.32 on this Form 10Q. For further information regarding our relationship with QiLinSoft LLC see Note 6, “Related Parties Transactions”, contained in Part I, Item 1 of this Form 10Q.

Item 6. Exhibits

a) Exhibits

Exhibit 10.32	Marketing Agreement between QilinSoft, LLC and Vitria dated November 4, 2004.

Exhibit 10.33	Form of Stock Option Agreement.

Exhibit 10.34	Form of Stock Option Grant Notice.

Exhibit 10.35	Form of Stock Award Notice and Agreement.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*	The certification attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitira Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitria Technology, Inc.

Date: November 9, 2004	By: /s/ MICHAEL D. PERRY

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.32	Marketing Agreement between QilinSoft, LLC and Vitria dated November 4, 2004.

Exhibit 10.33	Form of Stock Option Agreement.

Exhibit 10.34	Form of Stock Option Grant Notice.

Exhibit 10.35	Form of Stock Award Notice and Agreement.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*	The certification attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitira Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.