Form 10-K
period 2004-12-31
VITRIA TECHNOLOGY INC
filed 2005-03-31
CIK 1050808

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-27207

VITRIA TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0386311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
945 Stewart Drive
Sunnyvale, CA 94085-3913
(Address, including zip code, of principal executive offices)
Registrant’s telephone number, includes area code:
(408) 212-2700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately: $61,701,000. Shares of common stock held by each executive officer and director and their affiliates as of June 30, 2004 have been excluded from this computation. The number of shares of common stock outstanding as of February 28, 2005 was 33,465,403.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant has incorporated by reference into Part III hereof portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed by April 29, 2005.

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
Overview
      Vitria is a leading provider of business process integration software and services for corporations in healthcare and insurance, telecommunications, manufacturing, finance and other industries. Our software products orchestrate interactions between isolated software systems, automate manual process steps, facilitate both manual and automated resolution of process exceptions and manage data exchanges between companies. Our software products also provide operational staff and managers with real-time and historical views of individual transactions as well as of large-scale processes spanning multiple systems and organizations.
      Our customers use our software products to pursue new revenue opportunities, cut operating costs, reduce process cycle times, decrease process errors, improve customer service, increase supply chain efficiencies and more easily adapt their business processes to changing requirements and conditions.
      Our strategy is to help our customers manage complex business processes, particularly those that require enterprise-class reliability from their underlying software infrastructure. These targeted business processes typically use multiple software applications, involve a series of steps occurring over a period of time, include both system-to-system interactions and manual workflow and require end-to-end visibility. Our experience is that such process requirements are most common in Global 2000 companies in healthcare and insurance, telecommunications, manufacturing and finance, although we have customers in other industries as well.
      We execute our strategy in two ways. First, we offer a software platform for business process integration. Customers use our platform to create and deploy process and integration content (such as process models and data transformations) to meet their unique needs. Second, we offer pre-built process applications with our platform to support selected business processes in specific industries. By providing Vitria-built content based on industry standards and best practices, our applications are designed to reduce customer implementation time while providing an adaptable business process integration framework for meeting future needs.
Product Overview
      Vitria:BusinessWare is our business process integration platform and flagship product. It uses graphically modeled business process and integration logic as the foundation for orchestrating complex interactions among dissimilar software applications, databases, web services, people, and companies over corporate networks and the Internet. Our platform is typically used by information technology professionals to support complex business processes like order management and fulfillment, securities trades and insurance claims processing, supply chain management, and customer service.
      Vitria:BusinessWare includes a business process integration server and various options that extend the server’s capabilities. Some of these optional products enable connectivity to specific software applications, databases, and protocols. Other options provide additional capabilities for data transformation, process analysis and visualization, and trading partner management.
      As software and hardware technology advance, the market for our business process integration platform remains dynamic. New and improved packaged applications come to market, new technologies and industry standards gain acceptance, new competitors emerge, and existing competitors improve their products. In addition, new government regulations affect software purchasing. Our market is also sensitive to macroeconomic conditions, which strongly influence corporate investments in new software and services.
      In 2004, we responded to these changing market conditions by enhancing our platform product. In March, we enabled Vitria:BusinessWare to run on the Linux operating system, which is increasingly used in Global 2000 companies. More notably, we released Vitria:BusinessWare version 4.3 in December. A key enhancement in this new version is its improved capabilities for enabling and managing Service-Oriented Architectures (SOA). SOA is an increasingly popular design philosophy for making software assets available as reusable services that can more easily be combined and orchestrated to support higher level business processes. We believe that our platform’s strengths in both integration and business process management position us to benefit from the SOA market trend in 2005, particularly when customers prefer extending use of their existing high-value software assets rather than replacing them.
      We believe that companies with complex business process integration needs prefer products that are easy to implement and administer, leverage their existing software infrastructure, and support common technology standards. For these reasons, Vitria:BusinessWare version 4.3 also includes improved capabilities for modeling workflow, data transformation, security administration and system monitoring. We plan additional platform enhancements to Vitria:BusinessWare in 2005.
      Selling our business process integration platform is only part of our market strategy. We also offer pre-built process applications that customers can run on our Vitria:BusinessWare platform. These applications provide Vitria-developed content for specific business processes in selected industries and are designed to be customized to meet a company’s unique needs. We have sold these applications to existing platform customers and to new customers that bought our applications along with our Vitria:BusinessWare platform.
      In 2004, we enhanced Vitria:OrderAccelerator, a pre-built process application for order lifecycle management in the telecommunications industry. This product builds on industry best practices endorsed by the TeleManagement Forum, a non-profit global organization that provides leadership, strategic guidance and practical solutions to improve the management and operation of information and communications services. One of our first customers for Vitria:OrderAccelerator has made a repeat purchase of the application for use in additional service regions.
      In addition, we enhanced Vitria:SmartClaims, our pre-built process application for life cycle management of health insurance claims. This product helps insurance companies and other healthcare payers automate claims-related processing steps that were previously performed manually. Vitria:SmartClaims also centralizes claim status information across multiple software systems involved in claims processing. In 2004, one of our first customers for Vitria:SmartClaims successfully completed its implementation of this application.
      Furthermore, we enhanced our HIPAA-compliant health insurance claims gateway product. Health insurance companies and claims processing clearinghouses use this pre-built process application product to receive, validate, disaggregate and route batches of insurance claims that are submitted electronically by hospitals and other healthcare providers. In 2004, a new customer for this product agreed to work with us to jointly develop additional capabilities relevant to insurance claims processing.
      As competition in the integration platform market increases in the years ahead, we expect our pre-built process applications to be an increasingly important source of license and services revenue. In 2005, we plan to develop at least one new pre-built process application for process exception management. In addition, we plan to develop a new application to help customers manage processes for receiving, validating, and distributing business documents sent by other companies. We also plan to continue enhancing our existing pre-built process applications.
Competition
      The markets for our platform products and pre-built process applications are characterized by evolving industry standards, rapid software and hardware technology developments and frequent new product introductions. Our success depends on how well we support our existing customers, enhance our current products, introduce differentiated new products, meet changing customer needs, respond to emerging standards and technologies, market our products and services and effectively compete against other vendors in our market.
      We face intense competition from several types of competitors:
      Integration Product Suites offered by SeeBeyond, TIBCO Software, webMethods, IBM and other vendors that most closely resemble our own platform. Some such competitors complement their integration products with related offerings, such as applications servers and portals. We believe we can compete favorably against these vendors for opportunities where business process integration requirements are particularly complex, especially in telecommunications and other industries where we already have a large customer base and industry-specific expertise.
      Business Process Management (BPM) and workflow products offered by FileNet, Savvion, TIBCO Software, Intalio, Fuego and other vendors. Some of these competing products offer strong capabilities for process modeling, document management and managing human workflow. We believe we can compete favorably against these vendors when buyers need not only BPM and workflow but also high reliability and robust integration capabilities like transaction management and complex data transformation.
      Application Development Suites offered by BEA, IBM, Microsoft and other companies. Such products are most attractive to buyers that prefer using one vendor’s offerings for both application development and application integration. We believe we can compete favorably against these vendors when a buyer needs to focus more on integrating and orchestrating existing applications than on developing new ones and when buyers prefer a process-oriented approach to integration.
      Enterprise Service Buses offered by Sonic Software, Fiarano, PolarLake, and other companies. These products offer flexible and relatively low-cost solutions for transporting, routing, transforming and integrating data across a variety of software applications and data sources. We believe we can compete favorably against these vendors when a customer needs to focus more on orchestrating complex business processes than on data integration.
      Enterprise Application Suites offered by SAP, Oracle/ Peoplesoft, and other companies sometimes include integration capabilities that compete against our products. These products are most attractive when buyers need to integrate multiple software systems from the same application vendor. We believe we can compete favorably against these vendors when customers need to integrate and orchestrate existing applications from multiple vendors and prefer an application-neutral approach.
      Pre-integrated suites of industry-specific applications. Examples of such competitors include Telcordia in software for the telecommunications industry, Trizetto in software for the health insurance sector, Sungard in software for the financial services sector and other vendors. These competing products are particularly attractive to buyers who prefer replacing existing applications or buying new applications for a specific functional need. We believe we can compete favorably against these vendors when customers prefer to extend the use of their existing applications rather than replace them and are trying to solve a complex business process problem that is cross-functional in nature.
      Custom software development by a potential customer’s internal resources, off-shore contractors and system integrators. This approach may be attractive when few systems are involved, integration and process requirements are relatively simple and future modifications are not expected to be frequent or extensive. We believe we can compete favorably against this approach when integration needs are more complex, time to market is important and when significant future modifications, flexibility and re-use are expected.
Sales and Marketing
      We license our products and sell services through our direct sales organization and, in some regions, through several types of resellers. As of December 31, 2004, our sales force consisted of sales professionals and sales support consultants located in 16 offices throughout the world. Sales support consultants who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals.
      Our sales process requires that we work closely with targeted customers to identify short-term and long-term technical needs and business goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. The level of customer analysis and financial commitment required for our products typically results in a sales cycle of six to nine months. We expect that future results may be affected by the fiscal or quarterly budgeting cycles of our customers.
      Our marketing efforts are focused on educating potential customers, generating new sales opportunities, and creating awareness of our various products. We conduct a variety of marketing programs to attract and educate prospects in our target market, including seminars, trade shows, direct contact campaigns, press relations and industry analyst programs.
Strategic Relationships
      To assist us in solving some aspects of our customers’ business problems, we have established relationships with system integrators and technology vendors.
      System Integrators. We work with leading consulting firms, including: Accenture, BearingPoint, Capgemini, and Deloitte Consulting. These consulting firms have deep relationships across a broad range of enterprise customers and extensive domain expertise. Through these relationships, we deliver comprehensive approaches for healthcare and insurance, telecommunications, manufacturing, finance and other industries.
      Technology Vendors. We collaborate with leading application software, database and hardware vendors to ensure compatibility of Vitria:BusinessWare with their software and hardware platforms. We have established strategic relationships with leading companies such as BEA, Crystal Decisions, Hewlett-Packard, IBM, ILOG, Microsoft, Sybase, Octetstring, Oracle/ PeopleSoft, Portal Software, Siebel Systems and Sun Microsystems. We conduct marketing and/or development activities with these vendors to deliver better products to our joint customers.
Service and Support
      Services are a significant part of our business. Our service offerings are all related to the use of Vitria products by our customers and partners and include consulting, training and support. We offer consulting services in the areas of project planning, architecture design, implementation, operational management and performance management. To assist customers and partners in using our software more effectively, we offer training classes at our facilities as well as at customer locations. Customers usually purchase support when they buy our software products. Support includes technical assistance via telephone and email, access to our technical support website, and software upgrades. Customers may renew their support for additional periods after the initial support term expires.
Research and Development
      We are concentrating our research and development efforts in two primary areas: 1) continued enhancement of our business process integration platform and 2) creating industry-specific pre-built process applications focused on solving customers’ process centric problems. Our strategy is to develop applications comprised of cross-industry frameworks that can be extended with industry-specific content customized as needed by our professional services team, system integrators or the customers themselves.
      Our research and development expenses were $17.5 million in 2004, $18.2 million in 2003, and $31.0 million in 2002. These investments represented 28%, 23%, and 32%, respectively, of total revenue for those years. We have also used offshore development partners in India and China to increase the productivity of our development efforts while decreasing our costs. In 2005 we will continue to focus on research and development investments in both our platform products and pre-built process applications.
Intellectual Property and Other Property Rights
      Our success depends on our ability to develop and protect our proprietary technology and intellectual property rights. We rely primarily on a combination of licensing provisions, confidentiality procedures, and the protections afforded by the law relating to patents, copyrights, trademarks and trade secrets to accomplish these goals.

      We typically license our software products pursuant to non-exclusive license agreements that govern and impose restrictions on our customers’ ability to utilize the software. In addition, we seek to avoid disclosing our trade secrets by taking steps that are customary in the industry, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret, patent and copyright laws.
      We pursue an active patent program. To date, we have been awarded five patents expiring between March 2017 and October 2021, relating to our technology, and we have numerous patent applications pending. It is possible that the patents we have received could be successfully challenged or invalidated, and that the patents we have applied for or our potential future patents will not be granted or may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, and that the patents of others will seriously harm our ability to do business.
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
      It is also possible that third parties will claim that we have infringed their current or future intellectual property. We expect that software developers will increasingly be subject to infringement claims as the number of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular involves complex technical issues and inherent uncertainties. In the event an infringement claim against us is successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business could be harmed.
Employees
      As of December 31, 2004, we had a total of 285 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.
Financial Information by Business Segment and Geographic Data
      We operate in one business segment, business process integration solutions. We recognized approximately 47% of our revenue from customers located outside the United States in 2004 compared to approximately 38% in 2003 and approximately 35% in 2002. Revenue from the U.S. was approximately 53% of total revenue in 2004. Revenue from Canada and Japan each accounted for approximately 10% of total revenue in 2004. No other country accounted for more than 10% of revenue in 2004. No one country other than the U.S. accounted for more than 10% of revenue in 2003 or 2002. The information included in Note 1 (under the heading “Segment information”) and Note 13 of Notes to the Consolidated Financial Statements, is incorporated herein by reference from Item 8 of Part II hereof.

Executive Officers of the Registrant
      The executive officers of Vitria and their ages as of March 15, 2005 are as follows:

Name	Age	Position

M. Dale Skeen	50	Chief Executive Officer and Chief Technology Officer
Gregory E. Anderson	48	Senior Vice President, Professional Services and Business Consulting
James A. Davis	58	Executive Vice President, Operations
John N. Ounjian	58	Executive Vice President, Healthcare and Insurance
Michael D. Perry	58	Senior Vice President, Chief Financial Officer
Paul D. Taylor	47	Senior Vice President, Worldwide Sales
Aaron C. Timm	31	Vice President, General Counsel and Secretary
      M. Dale Skeen has been our Chief Executive Officer since April 2004. Dr. Skeen was named interim CEO by the Board in April 2004 and the Board made him permanent CEO in February 2005. Dr. Skeen, co-founded Vitria in 1994, has been a Director since Vitria’s inception and our Chief Technology Officer since 1994. From 1986 to 1994, Dr. Skeen served as Chief Scientist at TIBCO Software. From 1984 to 1986, Dr. Skeen was a research scientist at IBM’s Almaden Research Center. From 1981 to 1984, Dr. Skeen was on the faculty at Cornell University. Dr. Skeen holds a B.S. in Computer Science from North Carolina State University and a Ph.D. in Computer Science on Distributed Database Systems from the University of California, Berkeley.
      Gregory E. Anderson has been our Senior Vice President of Professional Services and Business Consulting since November 2003. From April 2000 to March 2003, Mr. Anderson served as a Partner in the Health Care Group at Deloitte Consulting, a management consultancy (now part of Deloitte & Touche LLP). From September 1996 to March 2000, Mr. Anderson served as a Partner in the Health Services Group at Andersen Consulting (now Accenture Ltd), a management consultancy. From 1980 to 1996, Mr. Anderson served in various management consulting positions at Deloitte & Touche Consulting Group, The Warner Group, and at Ernst & Whinney (now part of Capgemini). Mr. Anderson holds a B.A. in Business Administration from the University of Southern California and an M.B.A. from the University of California, Los Angeles.
      James A. Davis became our Executive Vice President of Operations in March 2005. From April 2004 to March 2005 Mr. Davis served as a partner with Atlanta International, an advisory company for international mergers and acquisitions in the software and IT industry. From January 2003 to April 2004, Mr. Davis served as Executive Vice President of Development at Sungard Brass, a division of Sungard Data Systems, a provider of software and processing solutions. From October 2001 to December 2002, he served as President and Chief Executive Officer at Sungard Global Marketing, a division of Sungard Data Systems. From July 1994 to October 2001 Mr. Davis worked for Hewlett-Packard, as General Manager of the Software Engineering Systems Division. Previously, Mr. Davis worked for Apple, Sun Microsystems, Digital Equipment and Burroughs Corp. Mr. Davis holds a B.A. in Business and Economics from Hendrix College, Conway, Arkansas.
      John N. Ounjian has been our Executive Vice President of Healthcare and Insurance since July 2004. From 1996 to June 2004, Mr. Ounjian served as Senior Vice President and Chief Information Officer of Blue Cross and Blue Shield of Minnesota, a health insurance provider. In 1996, Mr. Ounjian served as a Senior Principal in the healthcare consulting group of Technology Solutions Company. From 1994 to 1996, Mr. Ounjian was President of Technology Advisory Group. From 1989 to 1994, Mr. Ounjian served as the Senior Vice President, Technology Support Services of H.F. Ahmanson & Co./ Home Savings of America. From 1975 to 1989, Mr. Ounjian served as the Senior Vice President, Technical Services of Union Bank of California. From 1967 to 1975, Mr. Ounjian served as Vice President, Strategic Planning of First Interstate Bank. Mr. Ounjian holds a B.A. in Business Administration from California State University at Northridge.

      Michael D. Perry has been our Senior Vice President and Chief Financial Officer since June 2004. From April 2003 to February 2004, Mr. Perry served as Chief Financial Officer at Ride Data Managers, LLC, an operator of internet data centers and from February 2002 to April 2003, Mr. Perry served as Chief Financial Officer at LCF Enterprises, a holding company. From 2001 to 2002, Mr. Perry served as Senior Vice President of Finance at Exodus Communications, Inc., an operator of internet data centers. From 2000 to 2001, Mr. Perry served as Chief Financial Officer at Bidcom, Inc., an application service provider to the construction industry. From 1998 to 2000, Mr. Perry served as Chief Financial Officer at Women.com, a network of content, community and ecommerce sites. From 1987 to 1998, Mr. Perry served as Chief Financial Officer at Belo Corporation, a newspaper and television broadcasting company. Mr. Perry holds a B.A. and an M.B.A. in Accounting and Finance from Michigan State University.
      Paul D. Taylor has been our Senior Vice President of Worldwide Sales since May 2004. Mr. Taylor joined Vitria in February 2002 as Vice President and General Manager of our European Operations and in March 2003 his role was expanded to include our Asia Pacific Operations. From December 1999 to February 2002, Mr. Taylor served as Senior Vice President of EMEA (Europe, Middle East, and Africa) Operation at CommerceOne, a software and services provider for business process automation services. Previous to 1999, Mr. Taylor held senior roles at IBM, Lotus, Tandem and Stratus.
      Aaron C. Timm has been our Vice President, General Counsel and Secretary since September 2003. Mr. Timm joined Vitria as Corporate Counsel in 2000. From 1998 to 2000, Mr. Timm was an Associate with Orrick, Herrington & Sutcliffe LLP, a law firm. Mr. Timm holds a B.S.F.S from Georgetown University and a J.D. from Harvard Law School.
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
      At December 31, 2004, our principal sales, marketing, research and development and administrative offices consist of approximately 64,000 square feet of leased space located in Sunnyvale, California under a lease that expires in August 2009. We also have leases for sales offices in various locations in the U.S. and ten foreign countries expiring on various dates through June 2013. In addition, we have approximately 156,000 square feet of leased space in locations in the U.S. and in the United Kingdom that were exited as part of restructuring actions taken in 2002 and 2003. We believe that our existing leased properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings
      In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Vitria Technology, Inc. IPO Securities Litigation, Case No. 01-CV-10092. In the amended complaint, the plaintiffs allege that Vitria, certain of our officers and directors, and the underwriters of our initial public offering (“IPO”) violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies (“Issuers”) that first sold their common stock since the mid-1990s (the “IPO Lawsuits”).
      The IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. In October 2002, Vitria’s officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss.

      In June 2003, Vitria’s Board of Directors approved a resolution tentatively accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the Issuers. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against the Issuers, including Vitria and our current and former directors and officers, and the Issuers will assign to the plaintiff class or its designee certain claims that they may have against the IPO underwriters. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both the certification of the class and the judicial approval of the settlement. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirement as well as final judicial approval.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “VITR.” Public trading of our common stock commenced on September 17, 1999. The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market as adjusted for a one-for-four reverse stock split effected in May 2003.

Quarter Ended	High	Low

Fiscal 2003
March 31, 2003	$3.32	$2.04
June 30, 2003	$5.80	$2.60
September 30, 2003	$6.75	$4.18
December 31, 2003	$7.80	$4.82
Fiscal 2004
March 31, 2004	$8.41	$5.32
June 30, 2004	$6.11	$2.75
September 30, 2004	$3.20	$1.90
December 31, 2004	$4.24	$2.89
      As of December 31, 2004, there were approximately 298 stockholders of record of our common stock.
Dividend Policy
      We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. In addition, our credit facility with Silicon Valley Bank prohibits the payment of cash dividends.

Equity Compensation Plan Information
      Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 2005, under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference in this report.
Issuer Purchases of Equity Securities
      We did not repurchase any of our equity securities during the year ended December 31, 2004.

Item 6.	Selected Financial Data
      The consolidated statement of operations data for the years ended December 31, 2004, 2003, and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002, 2001, and 2000 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License	$14,947	$30,089	$36,009	$77,518	$102,287
Service and other	46,938	50,630	61,318	57,466	32,442

Total revenue	61,885	80,719	97,327	134,984	134,729

Cost of revenue:
License	667	614	2,845	1,607	935
Service and other	23,635	23,857	32,719	29,759	22,051

Total cost of revenue	24,302	24,471	35,564	31,366	22,986

Gross profit	37,583	56,248	61,763	103,618	111,743

Operating expenses:
Sales and marketing	21,990	39,773	72,709	96,535	78,361
Research and development	17,507	18,249	30,970	40,978	29,441
General and administrative	13,316	13,176	20,736	20,168	14,230
Stock-based compensation	354	423	1,616	1,820	3,420
Amortization and impairment of intangible assets	—	—	2,748	3,608	—
Impairment of goodwill	—	—	7,047	—	—
Restructuring and other charges	1,052	16,117	19,516	—	—
Acquired in-process technology	—	—	—	1,500	—

Total operating expenses	54,219	87,738	155,342	164,609	125,452

Loss from operations	(16,636)	(31,490)	(93,579)	(60,991)	(13,709)
Other income, net	1,235	1,203	3,083	8,415	13,015

Net loss before income taxes	(15,401)	(30,287)	(90,496)	(52,576)	(694)
Provision for income taxes	493	594	1,187	1,046	584

Net loss	$(15,894)	$(30,881)	$(91,683)	$(53,622)	$(1,278)

Net loss per share
Basic and diluted	$(0.48)	$(0.95)	$(2.83)	$(1.69)	$(0.04)
Weighted average shares used in computation of net loss per share
Basic and diluted	33,069	32,626	32,397	31,713	30,591

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$78,563	$91,536	$117,863	$157,213	$224,138
Working capital	63,750	80,517	101,258	147,574	197,118
Total assets	92,897	114,125	146,624	245,511	310,192
Current deferred revenue	11,082	13,864	13,430	27,309	46,611
Long-term liabilities	8,082	12,111	9,852	811	—
Stockholders’ equity	57,593	71,956	101,948	190,511	237,145

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      Vitria is a leading provider of business process integration software and services for corporations in healthcare and insurance, telecommunications, manufacturing, finance and other industries. Our software connects and orchestrates complex business processes across multiple software applications, data sources, organizations, employees and trading partners. Our software products also provide operational staff and managers with real-time and historical views of individual transactions as well as of large-scale processes spanning multiple systems and organizations.
      Our customers use our software products to enable new revenue opportunities, cut operational costs, reduce process cycle times, decrease process errors, improve customer service, increase supply chain efficiencies, and more easily adapt their business processes to new requirements and opportunities. Examples of business processes supported by our products include order lifecycle management, insurance claims lifecycle management, supply chain management, and securities trade processing.
      We have operations in the Americas, Europe, Asia, and Australia. We sell our products through our direct sales force and, in some regions, through system integrators and other resellers. Our software runs on Sun Solaris, Microsoft Windows, IBM AIX, Hewlett-Packard HP-UX, and Linux operating systems.
      Vitria was founded in 1994, is incorporated in Delaware, and became a public corporation in 1999. We maintain executive offices and principal facilities at 945 Stewart Drive, Sunnyvale, California, 94085. Our telephone number is 408-212-2700. We maintain a website at www.vitria.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC web site at www.sec.gov.
      Our flagship Vitria:BusinessWare integration platform uses graphically modeled business process and integration logic as the foundation for orchestrating complex interactions between dissimilar software applications, web services, individuals, and trading partners over corporate networks and the Internet. By automating and monitoring previously fragmented business processes from start to finish, our products and services are designed to:

•	Reduce our customers’ personnel costs, improve their customer service, speed time-to-revenue capture and accelerate their revenue by automating manual processes between systems, people and partners;

•	Enhance visibility into our customers’ business operations by measuring business performance across different systems, departments, customers and partners;

•	Enforce industry and company-specific best practices and government regulatory requirements with automated business logic, rules and workflows; and

•	Ensure greater consistency, accuracy and accessibility of corporate-wide data.

Executive Summary
      During the fiscal year 2004, we extended the capabilities of our core platform product by releasing Vitria:BusinessWare version 4.3, adding support for the Linux operating system and delivering new tools to help existing customers migrate to the current version of our platform. Vitria:BusinessWare version 4.3 included significant enhancements in business process management and manageability as well as support for service-oriented architectures. In 2004, we also released enhanced versions of two pre-built process applica-

tions for the health insurance industry and developed a new pre-built process application for order lifecycle management in the telecommunications industry.
      Our business process integration platform products have faced increasing competition over the past few years. Increasing competition was a primary factor in the decline in total license revenue from 2003 to 2004. We expect the intensity of our competition in platform sales to further increase as market adoption of lower-level integration technologies like messaging, transformation, and web services continues to shift towards evolving industry standards supported by a broad range of software vendors.
      Consequently, we expect our pre-built process applications product line to be our primary source of revenue growth in the years ahead. By combining the power and flexibility of the Vitria:BusinessWare platform with pre-built content, we believe that our pre-built process applications can provide more customer value, command higher prices, and offer us a more diverse revenue composition than our platform sales alone. While our 2004 license revenue from applications fell short of our goals, we made significant progress by signing six customer contracts for these products in 2004 and by initiating development of several new applications.
      In 2005, we plan to increase investments in our pre-built process applications product line and bring several new applications to market. One or more of these planned new products will focus on managing process exceptions. Another application will help customers manage processes for receiving, validating, and distributing business documents sent by other companies. We also expect to initiate development of other new pre-built process applications, as well as enhance several of our existing ones.
      The challenges on which our executives are most focused in 2005 include increasing sales of our existing pre-built process applications, bringing new pre-built process applications to market successfully, enhancing our platform products to better support our future applications as well as providing greater value to our platform customers, improving execution in sales and marketing, expanding our strategic alliances to increase our revenue opportunities, and renewing enterprise license agreements with some of our most important customers. In addition, we plan to selectively invest in Research and Development and Sales and Marketing to strengthen our future growth, and at the same time, contain overall costs in order to reduce our net cash outflow.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowances for doubtful accounts and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
      We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. We defer revenue for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.
      Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These maintenance contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenue from these contracts are recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis. Fees from training services are recognized as classes are attended by customers.
      Payments received in advance of revenue recognition are recorded as deferred revenue. In the event that a software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of our software product, both the product license revenue and consulting services revenue would be recognized in accordance with the provision of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. In such event, we would recognize revenue from such arrangements using the percentage of completion method and, therefore, both the product license and consulting services revenue would be recognized as work progresses, using hours worked as input measures. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2, as amended.

Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. Accounts 180 days past due are typically fully reserved. In addition, we record an allowance on the remainder of our receivables that are still in good standing. When determining this allowance, we consider the probability of recoverability based on our past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. From this, we develop an allowance provision based on the percentage likelihood that our aged receivables will not be collected. Historically our actual losses have been consistent with our provisions. Customer accounts receivable balances are written off against the allowance for doubtful accounts when they are deemed uncollectible.
      Unexpected future events or significant future changes in trends could have a material impact on our future allowance provisions. If the financial condition of our individual customers were to deteriorate in the future, or general economic conditions were to deteriorate and affect our customers’ ability to pay, our allowance expense could increase and have a material impact on our future statements of operations and cash flows.

Restructuring Charges
      We recorded $16.1 million in restructuring charges related to the realignment of our business operations in 2003 and $19.5 million in restructuring charges in 2002. As of December 31, 2004, we have $13.4 million in accrued restructuring expenses consisting of lease payments for facilities we restructured in 2003 and 2002.
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
Quarterly Results of Operations
      The following tables set forth statement of operations data for each of the eight quarters in the period ended December 31, 2004, as well as the percentage of our total revenue represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this annual report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

      The information below has been derived from our unaudited financial statements.

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

Statement of Operation Data:
Revenue:
License	$10,549	$4,192	$7,084	$8,264	$3,391	$1,874	$3,066	$6,616
Service and other	12,056	13,867	11,690	13,017	10,858	11,831	13,234	11,015

Total revenue	22,605	18,059	18,774	21,281	14,249	13,705	16,300	17,631

Cost of revenue:
License	94	207	175	138	198	126	227	116
Service and other	7,015	5,643	5,753	5,446	6,088	5,912	5,900	5,735

Total cost of revenue	7,109	5,850	5,928	5,584	6,286	6,038	6,127	5,851

Gross profit	15,496	12,209	12,846	15,697	7,963	7,667	10,173	11,780

Operating expenses:
Sales and marketing	13,020	10,178	8,738	7,837	6,567	5,790	4,672	4,961
Research and development	5,271	4,414	4,207	4,357	4,656	4,205	4,388	4,258
General and administrative	3,899	3,417	3,120	2,740	3,282	3,577	3,121	3,336
Stock-based compensation	153	126	83	61	41	302	6	5
Restructuring and other charges	14,008	337	503	1,269	54	570	173	255

Total operating expenses	36,351	18,472	16,651	16,264	14,600	14,444	12,360	12,815

Loss from operations	(20,855)	(6,263)	(3,805)	(567)	(6,637)	(6,777)	(2,187)	(1,035)
Other income, net	205	462	323	213	111	288	356	480

Net loss before income taxes	(20,650)	(5,801)	(3,482)	(354)	(6,526)	(6,489)	(1,831)	(555)
Provision for income taxes	65	202	251	76	120	174	221	(22)

Net loss	$(20,715)	$(6,003)	$(3,733)	$(430)	$(6,646)	$(6,663)	$(2,052)	$(533)

Basic and diluted net loss per share	$(0.64)	$(0.18)	$(0.11)	$(0.01)	$(0.20)	$(0.20)	$(0.06)	$(0.02)

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004

As a Percentage of Total Revenue:
Revenue:
License	47%	23%	38%	39%	24%	14%	19%	38%
Service and other	53%	77%	62%	61%	76%	86%	81%	62%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
License	0%	1%	1%	1%	1%	1%	1%	1%
Service and other	31%	31%	31%	26%	43%	43%	36%	32%

Total cost of revenue	31%	32%	32%	27%	44%	44%	37%	33%

Gross profit	69%	68%	68%	73%	56%	56%	63%	67%

Operating expenses:
Sales and marketing	58%	56%	47%	37%	46%	42%	29%	28%
Research and development	23%	24%	22%	20%	33%	31%	27%	24%
General and administrative	17%	19%	17%	13%	23%	26%	19%	19%
Stock-based compensation	1%	1%	0%	0%	0%	2%	0%	0%
Restructuring and other charges	62%	2%	3%	6%	0%	4%	1%	2%

Total operating expenses	161%	102%	89%	76%	102%	105%	76%	73%

Loss from operations	(92)%	(34)%	(21)%	(3)%	(46)%	(49)%	(13)%	(6)%
Other income, net	1%	3%	1%	1%	1%	2%	2%	3%

Net loss before income taxes	(91)%	(31)%	(20)%	(2)%	(45)%	(47)%	(11)%	(3)%
Provision for income taxes	0%	1%	1%	0%	1%	1%	1%	0%

Net loss	(91)%	(32)%	(21)%	(2)%	(46)%	(48)%	(12)%	(3)%

Revenue
      Total revenue, which is comprised of license revenue and service revenue, declined 23% from 2003 to 2004, and 17% from 2002 to 2003. The reason for these declines is discussed below.
      License. The license revenue that we recognize in any given period is directly related to the number and size of our license orders. A few large license orders usually comprise a large percentage of our sales and as such our average license order size fluctuates significantly from period to period. Due to the rapidly changing business environment, we expect that we will continue to see fluctuations in the size of our average license order.
      License revenue decreased 50% from $30.1 million in 2003 to $14.9 million in 2004. While sales for our platform products declined in 2004 due to increased competition, our new application products fell short of our planned revenue targets because the sales cycle for these new products took longer than we expected. From 2003 to 2004 we experienced a 37% decline in license order volume and our average license order size declined 26% as compared to 2003. The decrease in our license order volume in 2004 compared to 2003 year was due to the maturation of the market in which we compete for our platform products, which has resulted in fewer total orders as competition has increased for these products. The decrease in the size of our average license order in 2004 as compared to 2003 was primarily due to the commoditization of the market for business integration platform products in which Vitria:BusinessWare competes, which has resulted in downward pricing pressure for these products.
      License revenue decreased 16% from $36.0 million in 2002 to $30.1 million in 2003. From 2002 to 2003 we experienced a 20% decline in license order volume. During 2003 our average license order size increased 10% as compared to 2002. The decrease in our license order volume in 2003 compared to 2002 year was due to the maturation of the market in which we compete for our platform products. The increase in the size of our average license order in 2003 as compared to 2002 was primarily due to fact that a few large license orders comprised a large percentage of our sales in this period which increased our average license order size.
      Service and other. The level of service revenue is affected by the number and size of license sales in a given period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue includes revenue from support renewals, which are dependent upon our installed license base. Service revenue decreased 7% from $50.6 million in 2003 to $46.9 million in 2004. Consulting revenue decreased by $2.8 million and first year support revenue decreased by $1.2 million. These declines were offset by an increase in maintenance renewal revenue of $1.8 million from customers who had licensed our products in previous years. Also affecting the comparison to the prior year was $1.1 million in non-recurring government grant revenue recognized in 2003.
      Service revenue decreased 17% from $61.3 million in 2002 to $50.6 million in 2003. Consulting revenue decreased by $7.2 million, first year support revenue decreased by $8.7 million and training revenue decreased by $1.5 million, all related to our decrease in license revenue from the prior year. These declines were offset by an increase in support renewal revenue of $6.7 million from customers who had purchased our license products in previous years.
      Included in service and other revenue for 2003 was approximately $1.1 million of revenue related to government grants received in prior years. This revenue previously had been included in deferred revenue on the balance sheet since 1999 pending the outcome of several government audits, which were finalized in the fourth quarter of 2003, because we had concluded that revenue under these arrangements were not fixed or determinable until the expiration of the audits. We have no further government grant-related deferred revenue on our consolidated balance sheets as of December 31, 2004.
      During 2004, we experienced an increase in international revenue as a percentage of total revenue. Revenue from customers outside the United States increased to 47% in 2004, from 38% in 2003 and 35% in 2002 respectively. The reason for the increase in 2004 in international revenue as a percentage of total revenue is due to a decline in total domestic revenue dollars compared to the prior year. Total international revenue dollars has remained approximately the same in 2004 as in 2003.
      Revenue from our ten largest customers accounted for 36% of total revenue in 2004, 33% of total revenue in 2003 and 30% of total revenue in 2002. In all three years, no single customer accounted for more than 10% of total revenue. UPC Operations BV accounted for 10% of our accounts receivable balance as of December 31, 2004 and California Independent System Operator accounted for 12% of our accounts receivable balance as of December 31, 2003. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
Cost of Revenue
      License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our product. Fluctuations in cost of license revenue is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase and which of those purchased products have third-party technology incorporated into them. Cost of license revenue increased 8% from $614,000 in 2003 to $667,000 in 2004. This increase in cost of license revenue was primarily due to the incorporation of new third party technology into products released and first sold in 2004.
      Cost of license revenue decreased 78% from $2.8 million in 2002 to $614,000 in 2003. The decrease from 2002 to 2003 was primarily due to the write-off during 2002 of a non-cancelable royalty agreement that we determined would have no future utility to us.
      Future fluctuations in cost of license revenue is dependent upon increases or decreases in sales of those particular products which incorporate third-party technology.

      Service and other. Cost of service revenue consists of salaries, facility costs, travel expenses and payments to third-party consultants incurred in providing customer support, training and implementation services. Cost of service and other revenue remained relatively consistent, decreasing slightly from $23.9 million in 2003 to $23.6 million in 2004. The decrease in cost of service and other revenue was primarily due to a reduction in salary expense of $1.5 million due to reduced headcount offset by an increase in contractor costs of $1.1 million.
      Cost of service revenue decreased 27% from $32.7 million in 2002 to $23.9 million in 2003. This decrease is primarily due to decreased salary expenses of $6.6 million related to our restructuring actions at the end of the first quarter of 2003 as well as reduced travel expenses of $1.2 million due to fewer consulting projects in 2003 than in the prior year.
      We expect that cost of service and other will increase slightly in 2005 as compared to 2004 due to expected increases in headcount and travel expenses.
Operating Expenses
      Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses decreased 45% from $39.8 million in 2003 to $22.0 million in 2004. This decrease was primarily due to lower headcount which reduced salary and related expenses by $9.7 million, depreciation and occupancy expenses by $2.1 million and travel and entertainment expenses by $1.5 million. In addition, commission expense declined $1.9 million due to lower headcount and lower license sales.
      Sales and marketing expenses decreased 45% from $72.7 million in 2002 to $39.8 million in 2003. This decrease was primarily the result of decreases in salary and benefit expenses of $18.8 million and reduced travel expenses of $3.4 million due to our workforce reduction in the first quarter of 2003, lower commission expenses of $1.5 million due to lower license revenue in 2003. Also contributing to our decrease in 2003 were reduced expenses for outside consultants of $1.6 million, lower marketing expenses of $1.9 million and reduced lease and facilities costs of $2.1 million, all due to our efforts to contain costs.
      We expect that sales and marketing expenses will increase slightly in 2005 as compared to 2004 due to increased headcount and increased commission expenses.
      Research and Development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 4% from $18.2 million in 2003 to $17.5 million in 2004. This decrease was primarily due to reduced depreciation and occupancy charges of $1.3 million, partially offset by an increase in offshore third party development expenses of $351,000 as we shifted some development work to India and China. Research and development costs have remained relatively flat compared to the prior year as we maintained productivity in order to develop new products and enhance existing products in 2004.
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
      We expect that sales and marketing expenses will increase slightly in 2005 as compared to 2004 due to increased headcount and increased commission expenses.
      General and Administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, outside professional service fees, information systems costs and our provision for doubtful accounts. General and administrative expenses remained essentially unchanged from $13.2 million in 2003 to $13.1 million in 2004. The slight decrease was primarily due to lower depreciation and occupancy expenses of $926,000 and lower travel related expenses of $310,000, offset by higher salary and related expense of $538,000 mainly related to severance charges for the departure of several key executives in the second quarter of 2004 and increased contractor costs of $611,000 primarily due to compliance with the Sarbanes-Oxley Act.
      General and administrative expenses decreased 36% from $20.7 million in 2002 to $13.2 million in 2003. This decrease was primarily attributable to a decrease of $3.2 million in salary and benefits expenses and an $856,000 reduction in travel and related expenses as a result of our workforce reductions in 2003, reduced tax and insurance expenses of $853,000 and a reduction of $1.3 million in external consulting expenses as a result of our cost containment efforts.
      We expect that general and administrative expenses will decrease slightly in 2005 as compared to 2004 due to the one-time severance charges in 2004.
      Stock-based compensation. Total stock-based compensation expenses were $354,000 in 2004, $423,000 in 2003 and $1.6 million in 2002.
      Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999. Amortization of unearned employee stock-based compensation for options issued to employees prior to Vitria’s initial public offering in September 1999 was amortized over a five year period and has been fully amortized as of December 31, 2004. For the years ended December 31, 2004, 2003, and 2002, we did not incur any stock-based compensation in connection with stock issued to non-employees for services rendered.
      In 2004, we issued a stock grant to all Vitria employees. Each person who was a non-executive employee on the date of the grant received 250 shares of Vitria common stock. The fair market value of our common stock at the date of the grant was $2.88 per share. This stock grant resulted in stock based compensation expense of $207,000 in 2004. In accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, we recorded $67,000 stock-based compensation expense for stock option grant modifications made for a certain executive in 2004. In 2002, we recorded $695,000 in stock-based compensation expense as a result of stock option grant modification made for certain executives.
      Amortization and impairment of intangible assets. Amortization and impairment of purchased intangible assets associated with the acquisition of XML Solutions in April 2001 resulted in charges to earnings of $2.7 million for the year ended December 31, 2002. During 2002, we performed an assessment of the carrying value of our intangible assets under the provision of Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in light of sustained negative economic conditions which impacted our operations and expected future revenue. As a result of this assessment, we recorded an additional impairment charge of $1.4 million in the fourth quarter of 2002, effectively reducing the carrying value of all intangible assets to zero.
      Impairment of goodwill. We accounted for the acquisition of XMLSolutions in April 2001 under the purchase method of accounting which resulted in $8.3 million of goodwill being recorded at the time of purchase. During 2002, we performed an assessment of the carrying value of our goodwill. The assessment was performed because our market capitalization had declined significantly, on what was considered to be an-other-than temporary basis, and because sustained negative economic conditions had affected our operations and expected future revenue. As a result of this assessment, we recorded an impairment charge of $7.0 million related to goodwill during 2002, reducing the carrying value of goodwill to zero.
      Restructuring and other charges. In 2002 we initiated actions to reduce our cost structure due to sustained negative economic conditions that affected our operations and resulted in lower than anticipated revenue. The plan was a combination of a reduction in workforce of approximately 285 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002. The restructuring charge included approximately $4.2 million of severance-related charges and $15.3 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated facilities.
      In 2003 we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $16.1 million in the year ended December 31, 2003. The restructuring charge included approximately $2.9 million of severance related charges and $13.0 million of committed excess facilities payments, which included $2.2 million for the write-off of leasehold improvements and equipment in vacated facilities. The charge also included $180,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
      In the year ended December 31, 2004, we incurred $1.1 million in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
      As of December 31, 2004, $13.4 million related to facility closures remains accrued from all of our restructuring actions, which is net of $6.3 million of estimated future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.
      The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities, and, to date, have signed sublease agreements for two of the four remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate the estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change. If macroeconomic conditions related to the commercial real estate market worsen, we may be required to increase our estimated cost to exit certain facilities.
      In our estimated lease payout schedule in the table below (in thousands), future lease payments for facilities are shown at actual contractual amounts and future sublease income is estimated based on third party estimates based on prevailing market rates. On our Consolidated Balance Sheets, liabilities for leases restructured in 2003 are carried at their fair value, which incorporates discounting the payments to their net present value.

						2010 and	Total Estimated
	2005	2006	2007	2008	2009	Thereafter	Net Payments

Undiscounted future lease payments and estimated operating costs for restructured facilities	$7,243	$4,341	$2,559	$958	$958	$3,686	$19,745
Less: contractual future sublease income	(1,031)	(770)	(512)	—	—	—	(2,313)
Less: estimated future sublease income			(443)	(443)	(443)	(1,551)	(2,880)

Gross estimated future payments	6,212	3,571	1,604	515	515	2,135	14,552

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(1,129)

Net future payments on restructured facilities							$13,423

      Interest Income and Other Income, net. Interest and other income, net remained constant at $1.2 million in both 2004 and 2003. Interest and other income, net, decreased 61%, from $3.1 million in 2002 to $1.2 million in 2003. These decreases were mainly due to lower interest rates on our short-term investments and lower interest generating cash and investment balances. Also contributing to the decline in 2003, we incurred a loss on disposition of our China subsidiary of $339,000 (see “Related Party Transactions” below) and a charge of $300,000 for an other-than-temporary decline in value of our equity investment in a private company. In 2002, we incurred a charge of $164,000 associated with an other-than-temporary decline in value of our equity in the same company.

Provision for Income Taxes
      We recorded provision for income taxes of $493,000, $594,000, and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.
      Based on the cumulative pre-tax losses that we have sustained, a valuation allowance was recorded in an amount equal to the net deferred tax assets as of December 31, 2004, 2003, and 2002. As of December 31, 2004, we had deferred tax assets of approximately $86.3 million, an increase of $2.6 million from December 31, 2003. The increase in our valuation allowance was $2.6 million for 2004, net of true-ups to prior years’ estimates.
      As of December 31, 2004, 2003 we had federal and state net operating loss (NOL) carryforwards of approximately $177.1 million and $107.9 million respectively. Approximately $425,000 included in the current year NOL is related to deductions associated with stock option exercises, which when utilized are credited to the equity section of the balance sheet rather than the statement of operations. We also had federal and state tax credit carryforwards of approximately $6.0 million and $4.8 million, respectively at December 31, 2004. The federal net operating loss and tax credit carryforwards will expire beginning in 2014, if not utilized. The state net operating losses will expire beginning in 2011. The state tax credits carry forward indefinitely. Our ability to utilize the benefits of the NOLs and tax credit carryforwards is dependent on our generation of sufficient taxable income in future years. In addition, a change in ownership or the application of the alternative minimum tax rules could adversely affect our ability to utilize the state and federal NOLs.
Liquidity and Capital Resources

				Percent	Percent
	Year Ended December 31,			Change	Change
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

	(In thousands)
Cash, cash equivalents and short term investments	$78,563	$91,536	$117,863	(14)%	(22)%
Short-term liabilities	27,222	30,058	34,824	(9)%	(14)%
Long-term liabilities	8,082	12,111	9,852	(33)%	23%
Net cash used in operating activities	(13,731)	(26,164)	(56,129)	(48)%	(53)%
Net cash provided by (used in) investing activities	35,957	(7,987)	36,491	550%	(122)%
Net cash provided by financing activities	1,244	451	643	176%	(30)%
      The current source of our cash and investment balances is primarily cash receipts from customers, as we do not have any outstanding debt and our interest income is insignificant. The downward trend in our revenue over the past three years has affected our cash flows, contributing to a negative cash flow from operations in 2004, 2003, and 2002. Our cash payments to employees and suppliers have exceeded our cash receipts from customers in each of these three years. To compensate for our declining revenue, we restructured in 2002 and 2003, closing facilities and reducing headcount. In 2004, our combined cash and investment balances declined by an average of $3.2 million per quarter. We need to continue to selectively invest in research and development to produce new products and in sales and marketing to sell those products in order to increase our revenue and improve our cash position. Unless we are able to increase our revenue in the next few years, we may need to further reduce spending or seek additional funds through public or private debt financings.

      The decline in our cash and investment balances is summarized in the table below.

	Year Ended December 31,

	2004	2003	2002

Beginning cash and investment balances	$91,536	$117,863	$157,213
Cash receipts from customers	65,512	81,338	108,074
Miscellaneous cash receipts	2,939	1,795	8,319
Investment income	1,145	1,294	2,888
Cash payments to vendors and employees	(82,569)	(110,754)	(158,631)

Ending cash and investment balances	$78,563	$91,536	$117,863

Net decrease in cash and investment balances	$(12,973)	$(26,327)	$(39,350)

      Net cash used in operating activities decreased $12.4 million or 48% in 2004 compared to 2003. The primary reason for this decline was the decrease in our net loss from $30.9 million in 2003 to $15.9 million in 2004. Cash, cash equivalents and short term investments decreased 14% from $91.5 million at December 31, 2003 to $78.6 million at December 31, 2004. The main reason for the decline in our cash and investment balances between 2003 and 2004 was that our total cash payments to vendors and employees was greater than our total cash receipts from customers. Cash payments of $5.3 million made in 2004 for leases restructured in previous years is not included as an expense in our 2004 net income as it has already been expensed and accrued in previous years.
      Net cash used in operating activities decreased $30.0 million, or 53%, in 2003 compared to 2002. The primary reason for this decline is the decrease in our net loss from $91.7 million in 2002 to $30.9 million in 2003. Cash, cash equivalents and short term investments decreased 22% from $117.9 million at December 31, 2002 to $91.5 million at December 31, 2003. The main reason for the decline in our cash and investment balances between 2002 and 2003 is that our total cash payments to vendors and employees were greater than our total cash receipts from customers. Included in our 2003 cash payments to vendors was $5.6 million in cash payments made in 2003 for leases that were restructured in 2003 and 2002.
      Net cash provided by (used in) investing activities increased $43.9 million, or 550% in 2004 compared to 2003. This increase in the current year was mainly due to the fact that we sold at maturity $36.2 million more in short term investments than we purchased in 2004. We sold at maturity more short-term investments than we purchased partially to fund operating losses of $15.9 million and cash payments for restructured leases of approximately $6.3 million. The remaining $14.0 million from investments we sold at maturity is due to timing differences in buying and selling investments in order to take advantage of the effect of interest rate changes in the marketplace.
      Net cash provided by (used in) investing activities decreased $44.5 million, or 122%, in 2003 compared to 2002. This decrease was primarily due to the fact that we purchased $7.4 million more short-term investments than we sold at maturity in 2003 as compared to the prior year when we sold at maturity more short term investments than we purchased. This decrease was mainly the effect of timing differences in buying and selling investments in order to take advantage of the effect of interest rate changes in the marketplace.
      Net cash provided by financing activities increased $793,000 or 176% in 2004 compared to 2003. This increase was due to an increase in stock option exercises over the prior year. Net cash provided by financing activities decreased $192,000 or 30% in 2003 compared to 2002. This decrease was due to a lower number of stock option exercises in 2003, partially due to a decreased in stock price from the prior year.
      During the year ended December 31, 2004, our net accounts receivable balance decreased $5.0 million from $15.5 million at December 31, 2003 to $10.5 million at December 31, 2004. The decrease in our accounts receivable balance was due a decline in revenue in the fourth quarter of 2004 of $3.7 million as compared to the fourth quarter revenue in 2003, from $21.3 million to $17.6 million. In addition, most of the revenue we recognized in the fourth quarter of 2004 was invoiced toward the end of the fourth quarter, which determined that the cash expected for the related revenue is not due to be collected until the first quarter of 2005. At December 31, 2004, our gross accounts receivable balance was $11.0 million with an allowance for doubtful accounts of $532,000.

      For the year 2004, our deferred revenue balance decreased $2.8 million from $13.9 million at December 31, 2003 to $11.1 million at December 31, 2004. This decrease in our deferred revenue balance is due to a decrease in support renewals of $1.3 million, combined with additional decreases in deferred (prepaid) consulting and training which together totaled approximately $1.1 million.

Contractual Obligations and Commitments
      At December 31, 2004, we had contractual obligations and commercial commitments of approximately $18.8 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Capital Lease Obligations	$76	$76	$—	$—	$—
Operating Lease Obligations	18,409	7,021	6,119	1,916	3,353
Employment Contract Obligations	272	272
Long-term Sublease Deposits	91	14	77	—	—

Total	$18,848	$7,383	$6,196	$1,916	$3,353

      Operating lease commitments shown above include all of our facility leases, both for buildings that we have restructured and buildings not restructured, and are net of all contractual sub-lease agreements. Of the above $18.4 million in operating lease obligations, $14.5 million is related to total operating lease obligations for restructured buildings. This $14.5 million is the net of $19.7 million in gross lease payments, less $2.3 million in contractual future sublease income and $2.9 million in estimated future sublease income.

Off-Balance Sheet Arrangements
      At December 31, 2004 and December 31, 2003, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Facilities with Silicon Valley Bank
      We entered into a Loan and Security Agreement with Silicon Valley Bank, dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $30.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of our assets.
      As of December 31, 2004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $6.4 million related to certain office leases at December 31, 2004. Fees related to the outstanding letters of credit totaled $64,000 in 2004.

Operating Capital and Capital Expenditure Requirements
      Estimated future uses of cash over the next twelve months are primarily to fund operations and to a lesser extent to fund capital expenditures. For the next twelve months, we expect to fund these uses from cash generated from operations, interest generated from cash and investment balances, and cash and investment balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors in the marketplace in which we operate.
      In the past, we have invested significantly in our operations. We plan to selectively invest in Research and Development and Sales and Marketing in 2005 to strengthen our future growth, and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in the next year to be approximately $1 million. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.
      We believe our success requires expanding our customer base and continuing to enhance our Vitria:BusinessWare products. Our revenue, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenue in a given quarter has been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenue. While a portion of our revenue in each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenue for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenue from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

•	size and timing of customer orders and product and service delivery;

•	level of demand for our professional services;

•	changes in the mix of our products and services;

•	ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	costs of maintaining and expanding our operations;

•	timing of the development and release of new products or enhanced products;

•	costs and timing of hiring qualified personnel;

•	success in maintaining and enhancing existing relationships and developing new relationships with system integrators;

•	technological changes in our markets, including changes in standards for computer and networking software and hardware;

•	deferrals of customer orders in anticipation of product enhancements or new products;

•	delays in our ability to recognize revenue as a result of the decision by our customers to postpone software delivery, or because of changes in the timing of when delivery of products or services is completed;

•	customer budget cycles and changes in these budget cycles;

•	external economic conditions;

•	availability of customer funds for software purchases given external economic factors;

•	costs related to acquisition of technologies or businesses;

•	ability to successfully integrate acquisitions;

•	changes in strategy and capability of our competitors; and

•	liquidity and timeliness of payments from international customers.
      As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decline.
Related Party Transactions
      In December 2003, we sold our interest in our China operations to QilinSoft LLC. QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.
      Vitria and QilinSoft also entered into a license agreement in December 2003 whereby QilinSoft received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and QilinSoft executed a development agreement in December 2003 pursuant to which QilinSoft will perform development work and other fee-bearing services for us.
      During the twelve months ended December 31, 2004, we recorded royalty license income of $100,000 from QilinSoft which is included in service revenue in our Statements of Operations. During the year ended December 31, 2004, we incurred charges of $596,000 for development work performed by QilinSoft, which was recorded in Research and Development Expense. At December 31 2004, we owed QilinSoft $102,000 for development work QilinSoft performed for us in the fourth quarter of 2004 which was paid by January 31, 2005.
      Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting in the third fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.
      In December 2004, FASB issued SFAS 153, Exchanges of Nonmonetary Assets — an amendment to APB Opinion 29. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

      In December 2004, FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.
      In March 2004, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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
      We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized losses at December 31, 2004 were $105,000.
      We have no cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.
      There has been no material change in our interest rate exposure since December 31, 2004.
      The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less. Cash equivalent consist of money market funds and short-term investments which have an original maturity date of 90 days or less from the time of purchase.
      Table of investment securities (in thousands) as of December 31:

		2004 Average		2003 Average
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate

Cash	$8,080	0.43%	$6,316	0.21%
Short-term investments and cash equivalents	70,483	2.10%	85,220	1. 56%

Total cash and investment securities	$78,563		$91,536

Foreign Exchange Risk
      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America. Currently, short-term intercompany balances with our foreign subsidiaries are in a net liability position with the U.S. corporate headquarters. The net liability position primarily comes from our subsidiary in Japan, and the remaining foreign subsidiaries are in a net intercompany receivable position with the U.S. corporate headquarters. A 10% strengthening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the net intercompany payable, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. A 10% weakening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the net intercompany payable, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. At December 31, 2004, our foreign subsidiaries had a net asset position of close to zero and thus a 10% change in foreign exchange rates would not have materially affected our financial position.
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
      We had no outstanding forward contacts as of December 31, 2004 and did not enter into any forward contracts during 2004.
RISKS ASSOCIATED WITH VITRIA’S BUSINESS AND FUTURE OPERATING RESULTS
Our operating results fluctuate significantly and an unanticipated decline in revenue may result in a decline in our stock price and may disappoint securities analysts or investors, and may also harm our relationship with our customers.
      Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline. Period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance.
      Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenue in a given quarter has been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results.
      Our quarterly results depend primarily upon entering into new or follow-on contracts to generate revenue for that quarter. New contracts may not result in revenue in the quarter in which the contract was signed, and we may not be able to predict accurately when revenue from these contracts will be recognized. Our operating results are also dependent upon our ability to manage our cost structure.

We have incurred substantial operating losses since inception and we cannot guarantee that we will become profitable in the future.
      We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $217.7 million as of December 31, 2004. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a charge of $1.1 million in 2004, $16.1 million in 2003, and $19.5 million in 2002. Despite these measures in order to remain competitive we intend to continue investing in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.
Our operating results are substantially dependent on license revenue from Vitria:BusinessWare and our business could be materially harmed by factors that adversely affect the pricing and demand for Vitria:BusinessWare.
      Since 1998, a majority of our total revenue has been, and is expected to be, derived from the license of our Vitria:BusinessWare product and for applications built for that product. Accordingly, our future operating results will depend on the demand for Vitria:BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to Vitria:BusinessWare in performance or price, or we fail to enhance Vitria:BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for Vitria:BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenue.
Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.
      During 2004, we had a net loss of $15.9 million and our operating activities used $13.7 million of cash. As of December 31, 2004, we had approximately $78.6 million in cash and cash equivalents and short-term investments, $63.8 million in working capital, $27.2 million in short-term liabilities, and $8.1 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	acquire technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.
      Our failure to do any of these things could result in lower revenue and could seriously harm our business.
The continued reluctance of companies to make significant expenditures on information technology could reduce demand for our products and cause our revenue to decline.
      There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenue, diminished margin levels, and could impair our operating results in future periods. Any general delay in capital expenditures may cause a decrease in sales, may cause an increase in our accounts receivable and may make collection of license and support payments from our customers more difficult. A general slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers.

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
Because a small number of customers have in the past accounted for a substantial portion of our revenue, our revenue could decline due to the loss or delay of a single customer order.
      Sales to our ten largest customers accounted for 36% of total revenue in the fiscal year ended December 31, 2004. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue.
If we are not successful in developing industry specific pre-built process applications based on Vitria:BusinessWare, our ability to increase future revenue could be harmed.
      We have developed and intend to continue to develop pre-built process applications based on Vitria:BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including healthcare and insurance, telecommunications, manufacturing, finance and other industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted pre-built process applications or these pre-built process applications do not achieve market acceptance, our ability to increase future revenue could be harmed.
      To date we have concentrated our sales and marketing efforts toward companies in the healthcare and insurance, financial services, telecommunication and other vertical markets. Customers in these vertical markets are likely to have different requirements and may require us to change our product design or features, sales methods, support capabilities or pricing policies. If we fail to successfully address the needs of these vertical markets we may experience decreased sales in future periods.
Our products may not achieve market acceptance, which could cause our revenue to decline.
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
      The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Fiarano, FileNet, Fuego, IBM Corporation, Intalio, Microsoft Corporation, Oracle/ Peoplesoft, PolarLake, SAP, Savvion, SeeBeyond Technology, Sonic Software, Sungard, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle/ PeopleSoft and SAP AG.
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
      Our products are often purchased as part of large projects undertaken by our customers. These projects are complex, time consuming and expensive. Failure by customers to successfully deploy our products, or the failure by us or third-party consultants to ensure customer satisfaction, could damage our reputation with existing and future customers and reduce future revenue. In many cases, our customers must interact with, modify, or replace significant elements of their existing computer systems. The costs of our products and services represent only a portion of the related hardware, software, development, training and consulting costs. The significant involvement of third parties, including system integrators, reduces the control we have over the implementation of our products and the quality of customer service provided to organizations which license our software.
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
If we fail to introduce new versions and releases of our products in a timely manner, our revenue may decline.
      We may fail to introduce or deliver new products on a timely basis, if at all. In the past, we have experienced delays in the commencement of commercial shipments of our Vitria:BusinessWare products. To date, these delays have not had a material impact on our revenue. If new releases or products are delayed or do not achieve market acceptance, we could experience a delay or loss of revenue and cause customer dissatisfaction. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenue may decline.
Our products rely on third-party programming tools and applications. If we lose access to these tools and applications, or are unable to modify our products in response to changes in these tools and applications, our revenue could decline.
      Our programs utilize Java programming technology provided by Sun Microsystems. We also depend upon access to the interfaces, known as “APIs,” used for communication between external software products and packaged application software. Our access to APIs of third-party applications are controlled by the providers of these applications. If the application provider denies or delays our access to APIs, our business may be harmed. Some application providers may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their APIs. We also license technology related to the connectivity of our product to third-party database and other applications and we incorporate some third-party technology into our product offerings. Loss of the ability to use this technology, delays in upgrades, failure of these third parties to support these technologies, or other difficulties with our third-party technology partners could lead to delays in product shipment and could cause our revenue to decline.
We could suffer losses and negative publicity if new versions and releases of our products contain errors or defects.
      Our products and their interactions with customers’ software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction that have resulted in additional research and development expenses. To date, these additional expenses have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.
If we fail to attract and retain qualified personnel, our ability to compete will be harmed.
      We depend on the continued service of our key technical, sales and senior management personnel. None of these employees are bound by an employment agreement. The loss of senior management or other key research, development, sales and marketing personnel could have a material adverse effect on our future operating results. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our products and services. We cannot assure that we will be able to recruit and retain sufficient numbers of these highly skilled employees.

If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.
      We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products from our competitors’ products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.
Our products could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights.
      Software developers in our market are increasingly being subject to infringement claims as the number of products in different software industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment or cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular involves complex technical issues and inherent uncertainties. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms or license a substitute technology or redesign our product to avoid infringement, our business would be harmed. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed to us or are using confidential or proprietary information.
Our significant international operations may fail to generate significant product revenue or contribute to our drive toward profitability, which could result in slower revenue growth and harm our business.
      We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During 2004, 47% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.
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
      Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of December 31, 2004, our executive officers, directors and their affiliates beneficially own approximately 37% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 of Part IV. The chart entitled “Financial Information by Quarter (Unaudited)” contained in Item 7 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
      We maintain “disclosure controls and procedures” as this term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, (CEO) and Chief Financial Officer, (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management has necessarily applied its judgment in evaluating the costs versus the benefits of the possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, but there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions.
      Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. In performing this evaluation, Vitria management has determined that the material weakness further described in our “Report of Management on Internal Control over Financial Reporting” existed at of December 31, 2004. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of December 31, 2004.
      Our “Report of Management on Internal Control over Financial Reporting” and the related report of our independent registered public accounting firm are included in this Form 10-K on pages 40 and 41, respectively.

     Changes in Internal Control over Financial Reporting
      In October of 2004, we had identified a deficiency in an internal control related to our Information Technology (IT) systems. Our IT systems lost power on October 29, 2004, which resulted from the failure to replace a battery in an uninterruptible power supply system that had been previously reported as malfunctioning during a preventive maintenance inspection. This power failure in turn caused our data back-up server to fail. We were therefore unable to back up much of our data for several days. During the period of power and backup failure none of our data was lost, and this system failure did not result in a misstatement of our financial statements. However, because the accuracy and completeness of our financial information depends on the capability of our IT systems to record and preserve our data, management concluded this failure constituted a material weakness in our internal control structure at that time. The failed battery and backup server was replaced with new equipment, a full backup was completed on November 9, 2004 and our process of making regularly scheduled backups was resumed. Subsequent testing showed that these actions, coupled with a change in the IT organization, had fully remediated this material weakness by December 31, 2004. Except as disclosed above, then was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 2005, in the section entitled “Proposal 1-Election of Directors” and is incorporated by reference into this report. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the Section entitled “Audit Committee” contained in our definitive Proxy Statement. Information concerning procedures for recommending directors in incorporated by referenced to the Section entitled “Nominating and Corporate Governance Committee” to be contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled “Code of Conduct” to be contained in our definitive Proxy Statement.

Item 11.	Executive Compensation
      The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 2005, under the caption “Executive Compensation,” and is incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference into this report.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 2005, under the caption “Certain Relationships and Related Transactions”, and is incorporated by reference into this report.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held on May 26, 2005 under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page

1. Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms	39
2. Notes to Consolidated Financial Statements	48
3. Consolidated Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	71
All other schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto
4. Exhibits	72
      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

VITRIA TECHNOLOGY, INC.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system has been designed to provide reasonable, not absolute, assurance to our management and Board of Directors that the objectives of our control system with respect to the integrity, reliability and fair presentation of published financial statements are met. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance that financial statements are free of material errors.
      Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over our financial reporting was not effective in achieving its objectives as of December 31, 2004 due to one material weakness that existed in our internal controls as of that date.
      A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment of our internal control over financial reporting as of December 31, 2004, the following material weakness existed as of that date:
      As of December 31, 2004, our review and supervision procedures over the recording of activity at our Japanese subsidiary were inadequate in that (a), there was no documented evidence of certain levels of local review of revenue recognition calculations nor documentation of points to be considered; (b), there was a lack of segregation of duties at this subsidiary due to small headcount; and (c) certain procedures carried out by external consultants were not adequately tested and reviewed. Taken together, these deficiencies constitute a material weakness in our system of internal controls over financial reporting. These deficiencies resulted in potential misstatements at December 31, 2004, which were corrected before the December 31, 2004 financial statements were finalized. We have taken action to remediate this material weakness, and we expect that future tests of internal controls over the Japanese location will determine that the control is operating effectively.
      Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included elsewhere herein.

/s/ M. Dale Skeen

M. Dale Skeen
Chief Executive Officer and Chief Technical Officer

/s/ Michael D. Perry

Michael D. Perry
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — INTERNAL CONTROLS
To The Board of Directors and Stockholders of Vitria Technology, Inc. and Subsidiaries:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Vitria Technology, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company’s review and supervision procedures over the recording of activity at its Japanese subsidiary were inadequate in that (a), there was no documented evidence of certain levels of local review of revenue recognition calculations nor documentation of points to be considered; (b), there was a lack of segregation of duties at the subsidiary due to small headcount; and (c), certain procedures carried out by external consultants were not adequately tested and reviewed. Taken together, these deficiencies constitute a material weakness in the Company’s system of internal controls over financial reporting. These deficiencies resulted in potential misstatements at December 31, 2004, which were caught and corrected before the December 31, 2004 financial statements were finalized. However, these control deficiencies result in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and this report does not affect our report dated February 11, 2005 on those consolidated financial statements.

      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Vitria Technology, Inc as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004, and our report dated February 11, 2005 expressed an unqualified opinion thereon.
We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2004.
/s/ BDO Seidman, LLP
San Francisco, California
February 11, 2005

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM — FINANCIAL STATEMENT
To the Board of Directors and Stockholders of Vitria Technology, Inc.:
      We have audited the accompanying consolidated balance sheet of Vitria Technology, Inc. as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. We have also audited the 2004 schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitria Technology, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
      Also, in our opinion, the 2004 schedule presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vitria Technology, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2005 expressed an unqualified opinion on Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting and an adverse opinion on the Effectiveness of Internal Control Over Financial Reporting because of a material weakness.

/s/ BDO Seidman, LLP
San Francisco, California
February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vitria Technology, Inc.:
      We have audited the accompanying consolidated balance sheet of Vitria Technology, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15 of this Annual Report on Form 10-K, with respect to each of the two years in the period ended December 31, 2003. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitria Technology, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule with respect to each of the two years in the period ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Palo Alto, California
January 22, 2004

VITRIA TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$32,106	$8,782
Short-term investments	46,457	82,754
Accounts receivable, net	10,529	15,471
Other current assets	1,880	3,568

Total current assets	90,972	110,575

Property and equipment, net	1,053	2,805
Other assets	872	745

Total assets	$92,897	$114,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,777	$1,837
Accrued compensation	4,186	3,743
Accrued liabilities	4,086	3,783
Accrued restructuring expenses	6,091	6,831
Deferred revenue	11,082	13,864

Total current liabilities	27,222	30,058

Long-Term Liabilities:
Accrued restructuring expenses	7,332	11,980
Other long-term liabilities	750	131

Total long-term liabilities	8,082	12,111

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock: issuable in series $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 33,447 and 32,918 shares issued; 33,323 and 32,794 shares outstanding at December 31, 2004 and 2003 respectively	33	33
Additional paid-in capital	275,366	273,854
Unearned stock-based compensation	—	(79)
Notes receivable from stockholders	—	(193)
Accumulated other comprehensive income	382	635
Accumulated deficit	(217,692)	(201,798)
Treasury stock, at cost, 124 shares	(496)	(496)

Total stockholders’ equity	57,593	71,956

Total liabilities and stockholders’ equity	$92,897	$114,125

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenue:
License	$14,947	$30,089	$36,009
Service and other	46,938	50,630	61,318

Total revenue	61,885	80,719	97,327

Cost of revenue:
License	667	614	2,845
Service and other	23,635	23,857	32,719

Total cost of revenue	24,302	24,471	35,564

Gross profit	37,583	56,248	61,763
Operating expenses:
Sales and marketing	21,990	39,773	72,709
Research and development	17,507	18,249	30,970
General and administrative	13,316	13,176	20,736
Stock-based compensation	354	423	1,616
Amortization and impairment of intangible assets	—	—	2,748
Impairment of goodwill	—	—	7,047
Restructuring and other charges	1,052	16,117	19,516

Total operating expenses	54,219	87,738	155,342

Loss from operations	(16,636)	(31,490)	(93,579)
Interest income	1,145	1,294	2,888
Other income (expenses), net	90	(91)	195

Net loss before income taxes	(15,401)	(30,287)	(90,496)
Provision for income taxes	493	594	1,187

Net loss	$(15,894)	$(30,881)	$(91,683)

Basic and diluted net loss per share	$(0.48)	$(0.95)	$(2.83)

Weighted average shares used in calculating basic and diluted net loss per share	33,069	32,626	32,397

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Notes	Accumulated
	Common Stock		Additional	Unearned	Receivable	Other			Total
			Paid-In	Stock-based	from	Comprehensive	Accumulated	Treasury	Stockholders
	Shares	Amount	Capital	Compensation	Shareholders	Income (Loss)	Deficit	Stock	Equity

	(In thousands)
Balance at December 31, 2001	32,562	33	271,693	(1,547)	(193)	(241)	(79,234)	—	190,511
Comprehensive loss:
Net loss	—	—	—	—	—	—	(91,683)	—	(91,683)
Other comprehensive income (loss) —
Foreign currency translation	—	—	—	—	—	943	—	—	943
Unrealized loss on marketable debt securities	—	—	—	—	—	(82)	—	—	(82)

Total comprehensive loss	—	—	—	—	—	—	—	—	(90,822)
Issuance of common stock, net	164	—	1,139	—	—	—	—	—	1,139
Amortization of deferred stock compensation	—	—	—	1,030	—	—	—	—	1,030
Reversal of deferred stock compensation due to employees termination	—	—	(109)	—	—	—	—	—	(109)
Stock option modifications	—	—	695	—	—	—	—	—	695
Treasury stock purchases	(124)	—	—	—	—	—	—	(496)	(496)

Balance at December 31, 2002	32,602	33	273,418	(517)	(193)	620	(170,917)	(496)	101,948
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,881)	—	(30,881)
Other comprehensive income (loss) —
Foreign currency translation	—	—	—	—	—	55	—	—	55
Unrealized loss on marketable debt securities	—	—	—	—	—	(40)	—	—	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	(30,866)
Issuance of common stock, net	192	—	451	—	—	—	—	—	451
Amortization of deferred stock compensation	—	—	—	438	—	—	—	—	438
Reversal of deferred stock compensation due to employees termination	—	—	(15)	—	—	—	—	—	(15)

Balance at December 31, 2003	32,794	$33	$273,854	$(79)	$(193)	$635	$(201,798)	$(496)	$71,956

Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,894)	—	(15,894)
Other comprehensive income (loss) —
Foreign currency translation	—	—	—	—	—	(146)	—	—	(146)
Unrealized loss on marketable debt securities	—	—	—	—	—	(107)	—	—	(107)

Total comprehensive loss	—	—	—	—	—	—	—	—	(16,147)
Issuance of common stock, net	529	—	1,445	—	—	—	—	—	1,445
Amortization of deferred stock compensation	—	—	—	79	—	—	—	—	79
Stock option modifications	—	—	67	—	—	—	—	—	67
Loan forgiveness	—	—	—	—	193	—	—	—	193

Balance at December 31, 2004	33,323	$33	$275,366	$—	$—	$382	$(217,692)	$(496)	$57,593

VITRIA TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(15,894)	$(30,881)	$(91,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	—	2,748
Impairment of goodwill	—	—	7,047
Loss on write-down of equity investments	—	300	164
Loss on disposal of subsidiary	—	339	—
Loss on disposal of fixed assets	31	2,202	966
Note receivable forgiven	186	—	—
Depreciation and amortization	1,954	4,615	6,905
Stock-based compensation	354	423	1,616
Provision for doubtful accounts	89	—	351
Changes in assets and liabilities:
Accounts receivable	4,853	(363)	21,756
Other current assets	1,688	(568)	3,140
Other assets	(127)	318	(103)
Accounts payable	(60)	(427)	(1,305)
Accrued liabilities	746	(7,435)	(7,151)
Accrued restructuring and other charges	(5,388)	5,617	13,194
Deferred revenue	(2,782)	481	(13,879)
Other long-term liabilities	619	(785)	105

Net cash used in operating activities	(13,731)	(26,164)	(56,129)

Investing activities:
Purchases of property and equipment	(233)	(737)	(3,050)
Purchases of investments	(67,699)	(116,577)	(149,462)
Proceeds from maturities of investments	103,889	109,219	189,003
Net proceeds from sale of China subsidiary	—	108	—

Net cash provided by (used in) investing activities	35,957	(7,987)	36,491

Financing activities:
Issuance of common stock, net	1,244	451	1,139
Acquisition of treasury stock	—	—	(496)

Net cash provided by financing activities	1,244	451	643

Effect of exchange rate changes on cash and cash equivalents	(146)	55	943

Net increase (decrease) in cash and cash equivalents	23,324	(33,645)	(18,052)
Cash and cash equivalents at beginning of year	8,782	42,427	60,479

Cash and cash equivalents at end of year	$32,106	$8,782	$42,427

Supplemental non-cash information:
Income taxes paid	$631	$1,032	$932

Interest paid	$1	$22	$13

Total non-cash disclosures
Purchases of equipment financed by capital leases	$—	$—	$264
The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies:

The Company
      Vitria Technology, Inc. develops, markets and supports a family of software products, Vitria:BusinessWare, and related applications, which enable customers to gain greater real-time operational visibility and control of strategic business processes. Vitria was incorporated in California in October 1994. We reincorporated in Delaware in July 1999.

Principles of Consolidation
      The consolidated financial statements include the accounts of Vitria and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principal generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by us include collectibility estimates allowance for doubtful accounts, estimates of future sublease income for restructurings and percentage of completion estimates for fixed fee consulting engagements.

Foreign Currency
      The functional currencies of Vitria’s subsidiaries are the local currencies. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenue, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented.

Cash, Cash Equivalents and Short-term Investments
      All of our investments have a contractual maturity of one year or less. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents and investments with original maturities greater than three months from the date of purchase to be short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in other comprehensive income (loss). Fair values are based upon quoted prices in an active market, or if that information is not available, on quoted market prices of instruments of similar characteristics. Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense. Such amounts have not been material during any of the periods presented.

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

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortized using the straight-line method over the term of the lease or the estimated useful lives, whichever is shorter.

Amortization and Impairment of Intangible Assets
      Amortization and impairment of purchased intangible assets associated with the acquisition of XML Solutions in April 2001 resulted in charges to earnings of $2.7 million for the year ended December 31, 2002. During 2002, we performed an assessment of the carrying value of our intangible assets under the provision of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in light of sustained negative economic conditions which impacted our operations and expected future revenue. As a result of this assessment, we recorded an additional impairment charge of $1.4 million in the fourth quarter of 2002, effectively reducing the carrying value of all intangible assets to zero.

Goodwill
      The cost of business acquisitions is first allocated to tangible and intangible assets and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. Goodwill is assessed at least annually for impairment or more often if circumstances indicate that there may be a decline in future value. We accounted for the acquisition of XMLSolutions in April 2001 under the purchase method of accounting which resulted in $8.3 million in goodwill being recorded at the time of purchase. During 2002, we performed an assessment of the carrying value of goodwill. The assessment was performed because our market capitalization had declined significantly on what was considered to be an other than temporary basis and sustained negative economic conditions impacted our operations and expected future revenue. As a result of the assessment, we recorded impairment charges of $7.0 million related to goodwill in the year ended December 31, 2002, reducing the carrying value of our goodwill to zero.

Long-lived Assets
      We periodically assess the impairment of long-lived assets. A review for impairment is performed whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry or economic downturn, or significant changes in the manner of use of the assets or in our business strategy. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and their eventual disposition against their carrying amounts. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with fair value generally determined based on an estimate of discounted future cash flows.

Accounts Receivable
      Accounts receivable consist of trade receivables from customers for purchases of our software or services and do not bear interest. We do not usually require collateral or other security to support credit sales. However, we do require the customer provide a letter of credit or payment in advance if we determine that there is a potential collectibility issue based on the customer’s credit history or geographic location. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. For customers who have licensed software from us in the past, credit is extended based upon periodically updated evaluations of each customer’s payment history with us and ongoing credit evaluations of the customer’s current financial condition.
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collectible. Accounts 180 days past due are typically fully reserved. In addition, we record an allowance on the remainder of our receivables that are still in good standing. When determining this allowance, we consider the probability of recoverability based on our past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. From this, we develop an allowance provision based on the percentage likelihood that our aged receivables will not be collected. Historically our actual losses have been consistent with our provisions. Customer accounts receivable balances are written off against the allowance for doubtful accounts when they are deemed uncollectible.
      Unexpected future events or significant future changes in trends could have a material impact on our future allowance provisions. If the financial condition of our individual customers were to deteriorate in the future, or general economic conditions were to deteriorate and affect our customers’ ability to pay, our allowance expense could increase and have a material impact on our future statements of operations and cash flows.

Revenue Recognition
      We derive our revenue from sales of software licenses and related services. In accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” for domestic and international customers, respectively. We defer our revenue for those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.
      Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance and revenue from these contracts are recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials basis and recognized as the services are performed. We also offer training services which are sold on a per student or per class basis. Fees from training services are recognized as classes are attended by customers.
      Payments received in advance of revenue recognition are recorded as deferred revenue. When the software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, both the product license revenue and consulting services revenue are recognized in accordance with the provision of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We recognize revenue from these arrangements using the percentage of completion method and, therefore, both product license and consulting services revenue are recognized

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using hours worked as input measure. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2, as amended.

Fair Value of Financial Instruments
      The carrying values of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of the short-term maturity of these financial instruments. Short-term investments classified as available-for sale, are carried at fair value. The carrying amounts of our capital lease obligations and restructuring accruals approximate their fair value. The fair values are estimated using a discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments
      The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings. We recognize all of our derivative instruments as either assets or liabilities in the balance sheet at fair value. We did not have any derivatives on the balance sheet at either December 31, 2004 or December 31, 2003, and we did not have any derivatives activities during the year ended December 31, 2004.
      In order to reduce the effect of foreign currency fluctuations, from time to time we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period. The gains and losses on the forward contracts help to mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net. We did not enter into any forward contracts during 2004 and had no outstanding forward contracts as of December 31, 2004 or as of December 31, 2003.

Advertising Costs
      Advertising costs are expensed as incurred and totaled approximately $109,000, $41,000, and $105,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Research and Development
      Research and development expenses include costs incurred to develop and enhance our software. Research and development costs are charged to expense as incurred.

Software Development Costs for External Use
      Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Material software development costs incurred subsequent to the time a product’s technological feasibility has been established, using the working model approach, through the time the product is available for general release to customers, are capitalized. Amortization of capitalized software development costs begins when the product is available for general release to customers and is computed as the greater of (1) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for the product or (2) the straight-line method over the estimated economic life of the product. To date, development costs qualifying for capitalization have been insignificant and therefore have been expensed as incurred.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs for Internal Use
      We capitalize costs incurred to acquire or create internal use software. These capitalized costs are principally related to software coding, designing system interfaces, installation and testing of the software. These costs will be amortized over their estimated useful lives (generally three years), beginning when the computer software is ready for its intended use. We had no capitalized software as of December 31, 2004.

Stock-based Compensation
      We currently account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees and FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-based Compensation — Transition and Disclosure. Under APB 25 and related interpretations, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. Unearned compensation is amortized and expensed in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Stock Option or Award Plan, using the multiple option approach. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issued Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Our accounting treatment of stock options will significantly change during 2005 due our planned adoption of SFAS 123(R), Share-Based Payment, which is effective for periods beginning after June 15, 2005. See Recent Accounting Pronouncements in Note 1.
      The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock option plans and under our Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation, as calculated under the intrinsic value method, has been added back. Pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net loss, as reported	$(15,894)	$(30,881)	$(91,683)
Add: stock-based employee compensation included in reported net income	354	423	1,616
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(3,966)	(2,917)	6,886

Pro forma net loss	$(19,506)	$(33,375)	$(83,181)

Net loss per share as reported	$(0.48)	$(0.95)	$(2.83)

Pro forma net loss per share	$(0.59)	$(1.02)	$(2.57)

Total shares used in calculation	33,069	32,626	32,397

Income Taxes
      Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the rates expected to apply to taxable income in

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the periods the associated assets and liabilities are expected to be settled or realized. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net Loss Per Share
      Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding. The weighted-average shares of common stock outstanding does not include shares subject to our right of repurchase, which lapses ratably over the related vesting term. Diluted net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding plus potential common stock. Potential common stock is composed of shares of common stock subject to our right of repurchase and total shares of common stock issuable upon the exercise of stock options. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive. For any period in which a net loss is reported, diluted net loss per share equals basic net loss per share.
      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Numerator for basic and diluted net loss per share:
Net loss	$(15,894)	$(30,881)	$(91,683)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	33,069	32,640	32,596
Less shares subject to repurchase	—	(14)	(199)

Denominator for basic and diluted net loss per share	33,069	32,626	32,397

Basic and diluted net loss per share	$(0.48)	$(0.95)	$(2.83)

      The following table sets forth the weighted average shares of potential common stock that are not included in the diluted net loss per share calculation above (in thousands):

	Year Ended December 31,

	2004	2003	2002

Weighted average effect of anti-dilutive securities:
Employee stock options (using Treasury stock method)	337	1,132	631
Common stock subject to repurchase agreements	—	14	199

Total	337	1,146	830

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss
      Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Our total comprehensive loss was as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net loss	$(15,894)	$(30,881)	$(91,683)
Other comprehensive loss
Foreign currency translation adjustment	(146)	55	943
Unrealized (loss) on securities	(107)	(40)	(82)

Comprehensive loss	$(16,147)	$(30,866)	$(90,822)

      The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,

	2004	2003

Foreign currency translation	$487	$633
Unrealized gain (loss) on marketable debt securities	(105)	2

Total accumulated other comprehensive income (loss)	$382	$635

Segment Information
      We provide business process integration software and services to business around the world. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we have operated in one segment during each of the three years ended December 31, 2004, 2003 and 2002. We sell our products primarily to healthcare and insurance, telecommunications, manufacturing, and finance industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.

Concentrations of Credit Risks and Other Concentrations
      We derive our revenue primarily from one product, and applications and services related to that product. No customer comprised more than 10% of total revenue in 2004, 2003 or 2002.
      Financial instruments that potentially subject us to a concentration of credit risk consist of cash equivalents, short-term investments and accounts receivable.
      All of our cash equivalents at December 31, 2004 and 2003 were deposited with financial institutions which we believe are of high credit quality. Our deposits with financial institutions may at times exceed federally insured limits, however, we have not experienced any losses on such accounts.
      For short-term investments, we limit credit risk by placing all investments with high credit quality issuers and limit the amount of investment with any one issuer. We only invest in high credit quality commercial paper, auction paper, bonds, or government securities.
      We perform our ongoing credit evaluations of our customers’ financial condition and generally require no collateral from customers. We maintain an allowance for doubtful accounts based upon the expected collectibility of our accounts receivables.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and December 31, 2003, we only had one customer at each year end whose receivable balance was greater than 10% of our total accounts receivable. At December 31, 2004, UPC Operation BV’s accounts receivable balance was 10% of our total accounts receivable. At December 31, 2003, California Independent System Operator accounts receivable balance was 12% of our total accounts receivable. No other customer accounted for more than 10% of total accounts receivable at December 31, 2003 or December 31, 2004.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123, and supersedes APB Opinion. 25. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting in the third fiscal quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.
      In December 2004, FASB issued SFAS 153, Exchanges of Nonmonetary Assets an amendment to APB Opinion 29. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.
      In December 2004, FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, Accounting for Income Taxes for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FSP FAS 109-2.
      In March 2004, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the accounting impact of EITF 03-1 once final guidance is issued. We are following the disclosure requirements of this EITF.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Balance Sheet Components (in thousands):

	December 31,

	2004	2003

Accounts receivable	$11,061	$15,869
Less: Allowance for doubtful accounts	(532)	(398)

	$10,529	$15,471

Property and equipment, net
Computer equipment	$10,047	$10,319
Software licenses	4,765	4,801
Furniture and fixtures	1,918	1,919
Leasehold improvements	2,297	2,307
Computer equipment under capital leases	287	279

	19,314	19,625
Less: Accumulated depreciation and amortization	(18,261)	(16,820)

	1,053	$2,805

Accrued liabilities:
Capital leases — current portion	$72	$101
Other	4,014	3,682

	$4,086	$3,783

Other long-term liabilities:
Capital leases	$—	$69
Long-term sublease deposits	77	62
Deferred revenue	673	—

	$750	$131

      Included in other accrued liabilities is $2.8 million for services received by Vitria in 2004 for which invoices have not been received by Vitria as of December 31, 2004.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Cash, Cash Equivalents and Short-term Investments
      The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market funds	$5,652	$—	$—	$5,652
Government securities	18,765		(40)	18,725
Corporate bonds	20,958		(64)	20,894
Commercial paper	25,213		(1)	25,212

Total short-term investments and cash equivalents	$70,588	$—	$(105)	$70,483

Cash	8,080	—	—	8,080

Total cash, cash equivalents and short-term investments	$78,668	$—	$(105)	$78,563

	As of December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market funds	$2,466	$—	$—	$2,466
Government securities	12,902	3	—	12,905
Corporate bonds	12,679	1	(8)	12,672
Auction paper	57,171	6	—	57,177

Total short-term investments and cash equivalents	$85,218	$10	$(8)	$85,220

Cash	6,316	—	—	6,316

Total cash, cash equivalents and short-term investments	$91,534	$10	$(8)	$91,536

Note 4 — Deferred Revenue
      Deferred revenue is comprised primarily of deferred maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue are generally recognized as the services are performed. Total long term and short term deferred revenue was $11.8 million at December 31, 2004 and $13.9 million at December 31, 2003.
Note 5 — Notes Receivable
      Prior to our initial public offering, a number of employees were granted five year loans in order to enable them to purchase our stock. The notes were interest bearing and accrued interest at 4% per year. The terms of the notes required that the notes be paid back within five years of issuance or upon the termination of employment, which ever occurred earlier. The notes receivable from employees either were fully paid off or forgiven as of September 30, 2004.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Credit Agreements
      We entered into a Loan and Security Agreement with Silicon Valley Bank, dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $30.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of our assets.
      As of December 31, 2004, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $6.4 million related to certain office leases at December 31, 2004. Fees related to our outstanding letters of credit totaled $64,000 in 2004.

Note 7 —	Restructuring
      In 2002 we initiated actions to reduce our cost structure due to sustained negative economic conditions that impacted our operations and resulted in lower than anticipated revenue. The plan was a combination of a reduction in workforce of approximately 285 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002. The restructuring charge included approximately $4.2 million of severance related charges and $15.3 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated facilities.
      In 2003 we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $16.1 million in the year ended December 31, 2003. The restructuring charge included approximately $2.9 million of severance related charges and $13.0 million of committed excess facilities charges, which included $2.2 million for the write-off of leasehold improvements and equipment in vacated facilities. The charge also included $180,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
      In the year ended December 31, 2004, we incurred $1.1 million in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
      As of December 31, 2004, $13.4 million related to facility closures remains accrued from all of our restructuring actions net of $6.3 million of estimated future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.
      The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed sublease agreements for two of the four remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is the best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.
      As of December 31, 2004, $13.4 million of restructuring and other costs remained accrued for payment in future periods. The table below (in thousands) includes our 2003 accrual for restructured facilities, which was discounted at fair value, in accordance with SFAS 146.

	Facilities
	Consolidation	Severance	Total

Balance at December 31, 2002	$13,050	$144	$13,194
Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed asset writeoffs	(2,247)	—	(2,247)
Facility adjustments	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812
Cash payments	(6,295)	(330)	(6,625)
Facility adjustments	1,236	—	1,236

Balance at December 31, 2004	$13,423	$—	$13,423

      At December 31, 2004, $6.1 million related to restructuring activities remained in current liabilities and $7.3 million remained in long-term liabilities. Facility adjustments of $1.1 million made in 2004 were related to changes in estimates of future sublease income and to accretion charges for those buildings restructured in 2003 under FAS 146. Cash payments totaling approximately $13.4 million, primarily consisting of lease payments, will be made through 2013.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the estimated lease payout schedule in the table below (in thousands), future lease payments are undiscounted and future sublease income is estimated based on third party estimates derived from prevailing market rates.

						2010 and	Total Estimated
	2005	2006	2007	2008	2009	Thereafter	Net Payments

Undiscounted future lease payments and estimated operating costs for restructured facilities	$7,243	$4,341	$2,559	$958	$958	$3,686	$19,745
Less: contractual future sublease income	(1,031)	(770)	(512)	—	—	—	(2,313)
Less: estimated future sublease income			(443)	(443)	(443)	(1,551)	(2,880)

Gross estimated future payments	6,212	3,571	1,604	515	515	2,135	14,552

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(1,129)

Net future payments on restructured facilities							$13,423

Note 8 — Commitments and Contingencies:

Operating Leases
      We lease office space and certain equipment under non-cancelable operating leases through 2013. Some of these lease arrangements have options to renew at varying terms. Some of the leases require payment of property taxes, insurance, maintenance and utilities.
      Total rent expense under operating lease agreements was $2.6 million, $4.4 million, and $8.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In 2004, we entered into several agreements to sublease certain of its leased buildings or offices which were restructured in 2002 and 2003. The subleases commenced from June to October 2004 and will expire in April of 2006. Sublease rental income received, offset against our restructuring accrual, was $647,000 for the year ended December 31, 2004.
      In 2003, we entered into several agreements to sublease certain of our leased buildings which were restructured in 2002 and 2003. The subleases commenced from June to July 2003 and will expire from 2006 to 2007. Sublease rental income received, offset against our restructuring accrual, was $164,000 for the year ended December 31, 2003. There was no sublease rental income received in 2002.

Capital Leases
      During 2002, we acquired computer equipment under capital leases. These leases have maturity dates ranging from January 2005 to November 2005 and interest rates that average 10% on an annual basis. Total equipment capitalized under capital leases was approximately $281,000 at December 31, 2004. Accumulated amortization for this equipment was approximately $219,000 and $117,000 at December 31, 2004 and December 31, 2003, respectively. The outstanding principal balance of these capital leases was $72,000 and $170,000 at December 31, 2004 and December 31, 2003, respectively.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under non-cancelable operating and capital leases, undiscounted and reduced by minimum sublease income at December 31, 2004, are as follows (in thousands):

	Year Ending December 31,						Total
							Minimum
						2010 and	Lease
	2005	2006	2007	2008	2009	Thereafter	Payment

Operating leases	$7,021	$3,824	$2,295	$958	$958	$3,353	$18,409
Capital leases	76	—	—	—	—	—	76
Imputed interest on capital leases	(4)	—	—	—	—	—	(4)

Total	$7,093	$3,824	$2,295	$958	$958	$3,353	$18,481

      The amounts above include undiscounted operating lease commitments due under leases for abandoned facilities of $15.3 million which is net of contractual sublease income of $2.3 million.

Warranties and Indemnification
      We generally provide a limited warranty for our software products and professional services to its customers. That warranty period is typically 90 days and accounts for such warranty obligations under the SFAS No. 5, Accounting for Contingencies. Our software products’ warranty is typically that software will, in all material respects, operate as documented in the relevant user documentation for the software product. Our professional services are generally warranted to be performed in a professional manner and in certain specific cases the services and related deliverables must adhere to specifications agreed between the parties. In the event there is a failure of such warranties, we generally will correct or provide a reasonable work-around or provide replacement product or service, or refund the relevant funds which may have been paid to us. We have not provided for a warranty accrual as of December 31, 2004 or December 31, 2003. To date, our product warranty expense has not been significant.
      We generally agree to indemnify our customers against third party legal claims that our software products infringe certain other third-party intellectual property rights. In the event of such a third party claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we generally agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software or a portion thereof. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2004.

Contingencies
      In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Vitria Technology, Inc. IPO Securities Litigation, Case No. 01-CV-10092. In the amended complaint, the plaintiffs allege that Vitria, certain of our officers and directors, and the underwriters of our initial public offering (“IPO”) violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies (“Issuers”) that first sold their common stock since the mid-1990s (the “IPO Lawsuits”).
      The IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 15, 2002. In October 2002, Vitria’s officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants’ motions to dismiss.
      In June 2003, Vitria’s Board of Directors approved a resolution tentatively accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the Issuers. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against the Issuers, including Vitria and our current and former directors and officers, and the Issuers will assign to the plaintiff class or its designee certain claims that they may have against the IPO underwriters. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. The settlement is still subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both the certification of the class and the judicial approval of the settlement. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirement as well as final judicial approval.
Note 9 — Treasury Stock
      In July 2002, the Board of Directors announced a stock repurchase program under which we may repurchase up to an aggregate of five million shares of our common stock beginning on July 29, 2002 and expiring on July 25, 2003. As of December 31, 2002, 123,900 shares had been repurchased in the open market at a total cost of approximately $496,000. The repurchases was funded from available working capital. No repurchases were made for the years ended December 31, 2003 or December 31, 2004.
Note 10 — Income Taxes:
      The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$(15,511)	$(26,729)	$(81,789)
Foreign	110	(3,558)	(8,707)

Total	$(15,401)	$(30,287)	$(90,496)

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$—
State	—	80	106
Foreign	493	514	1,081

Total provision for taxes	$493	$594	$1,187

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We recorded provision for income taxes of $493,000, $594,000 and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.
      The tax provision is reconciled to the amount computed using the federal statutory rate of 35% for December 31, 2004, 2003 and 2002 as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Income tax benefit at federal statutory rate	$(5,390)	$(10,601)	$(31,524)
State income tax, net of federal benefit	—	52	69
Valuation allowance changes affecting tax provision	5,774	10,982	28,883
Nondeductible compensation	109	161	566
Amortization and impairment of goodwill	—	—	3,193

Provision for taxes	$493	$594	$1,187

      Deferred tax assets and (liabilities) consist of the following (in thousands):

	As of December 31,

	2004	2003

Net operating loss carryforwards	$69,083	$57,477
Tax credits carryforwards	9,162	11,093
Capitalized expenses, accruals and allowances	8,094	15,205

Net deferred tax assets	86,339	83,775
Valuation allowance	(86,339)	(83,775)

	$—	$—

      Based on the cumulative pre-tax losses that we have sustained, a valuation allowance was recorded in an amount equal to the net deferred tax assets as of December 31, 2004, 2003, and 2002. As of December 31, 2004, we had deferred tax assets of approximately $86.3 million, an increase of $2.6 million from December 31, 2003. The increase in our valuation allowance was $2.6 million for 2004, net of true-ups to prior years’ estimates.
      As of December 31, 2004, we had federal and state net operating loss (NOL) carryforwards of approximately $177.1 million and $107.9 million respectively. Approximately $425,000 included in the current year NOL is related to deductions associated with stock option exercises, which when utilized are credited to the equity section of the balance sheet rather than the statement of operations. We also had federal and state tax credit carryforwards of approximately $6.0 million and $4.8 million, respectively, at December 31, 2004. The federal net operating loss and tax credit carryforwards will expire beginning in 2014, if not utilized. The state operating losses will expire beginning 2011. The state tax credits carry forward indefinitely. Our ability to utilize the benefits of the NOLs and tax credit carryforwards is dependent on our generation of sufficient taxable income in future years. In addition, a change in ownership or the application of the alternative minimum tax rules could adversely affect our ability to utilize the state and federal NOLs.
Note 11 — Segment Reporting
      We provide business process integration software and services to business around the world. Since management’s primary form of internal reporting is aligned with the offering of these products and services, we

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
believe that we have operated in one segment during each of the three years ended December 31, 2004, 2003 and 2002. We sell our products primarily to healthcare and insurance, telecommunications, manufacturing, and finance industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.
      Revenue is assigned based on the location of our customers. The U.S. accounted for approximately 53%, Canada and Japan each accounted for approximately 10% of total revenue in 2004. No one country other than the U.S. accounted for more than 10% of total revenue in 2003 or 2002.
      Identifiable assets are classified based on the location of our facilities. Long-lived assets represent those material long-lived assets that can be associated with a particular geographic area. No one region or county other than the U.S. accounted for more than 10% of long-lived assets in 2004, 2003 or 2002.
      Information regarding operations in different geographic areas is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenue:
United States	$32,957	$50,242	$62,868
Canada	6,343	5,248	2,490
Japan	5,966	4,690	3,250
Other international	16,619	20,539	28,719

Total	$61,885	$80,719	$97,327

Long-lived assets:
United States	$1,144	$3,044	$8,848
International	96	506	1,394

Total	$1,240	$3,550	$10,242

Note 12 — Related Party Transactions
      In December 2003, we sold our interest in our China operations to QilinSoft LLC. QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.
      Vitria and QilinSoft also entered into a license agreement in December 2003 whereby QilinSoft received a royalty-bearing license to distribute Vitria products in China. In addition, Vitria and QilinSoft executed a development agreement in December 2003 pursuant to which QilinSoft will perform development work and other fee-bearing services for us.
      During the twelve months ended December 31, 2004, we recorded royalty license income of $100,000 from QilinSoft which is included in service revenue in our Statement of Operations. During the year ended December 31, 2004, we incurred charges of $596,000 for development work performed by QilinSoft, which was recorded in Research and Development Expense. At December 31, 2004, we owed QilinSoft $102,000 for development work QilinSoft performed for us in the fourth quarter of 2004 which was paid by January 31, 2005.

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Employee Benefit Plans

Deferred Compensation
      In December 1998, we established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 2004, we did not make any contributions to the plan.
      We have recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from our general creditors and, as such, these assets could be used to meet our obligations in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets equal plan liabilities and were each $186,000 at December 31, 2004 and $168,000 at December 31, 2003.

Equity Incentive Plans
      In March 1995, we adopted the 1995 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock bonuses and restricted stock to our employees, directors and consultants. In October 1998, we adopted the 1998 Executive Incentive Plan which provides for the granting of stock options to employees, directors and consultants. Options granted under the 1995 Equity Incentive Plan and the 1998 Executive Incentive Plan (the “Plans”) may be either incentive stock options (ISO) or nonqualified stock options (NSO). ISOs may be granted only to our employees (including officers and directors who are also Vitria employees). NSOs may be granted to our employees and outside consultants.
      In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan (the “Amended Plans”). The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. We have reserved 22,997,776 shares of common stock for issuance under the Amended Plans. On December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved automatically increases by 6.5% of the outstanding common stock calculated on a fully-diluted basis, with the number of options granted which qualify as incentive stock options never to exceed 8,000,000. Fully diluted common stock includes common stock subject to Vitria’s right of repurchase and common stock issuable upon the exercise of stock options. The remaining number of authorized shares that could be issued under the Amended Plans was 12,423,804 at December 31, 2004.
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
      Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options to purchase more than 400,000 shares of common stock during any calendar year. Options granted generally vest over a five year or four year period. A portion of the shares sold to employees prior to our initial public offering in September, 1999 were subject to a right of repurchase by Vitria. The number of shares subject to repurchase decreased ratably over a five year period from their exercise date as the shares vested. As of December 31, 2004 there were no shares subject to repurchase. As of December 31, 2003, there were 9,817 shares subject to repurchase.
      The following table summarizes information about stock option transactions under the Amended Plans (in thousands, except per share amounts):

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	6,801	$7.05	5,012	$10.63	5,931	$25.43
Granted below fair value	—	$—	1	$4.12	—	$—
Granted at fair value	2,154	$3.78	3,993	$4.46	1,863	$7.62
Grant above fair value	5	$3.04	—	$—	69	$13.08
Exercised	(334)	$2.75	(110)	$2.01	(133)	$2.20
Canceled	(2,817)	$5.80	(2,095)	$10.94	(2,718)	$41.33

Outstanding at end of period	5,809	$6.68	6,801	$7.05	5,012	$10.63

Options vested	2,932		3,572		5,728

Weighted average fair value of options granted below fair value		$—		$3.52		$—
Weighted average fair value of options granted at fair value during the period		$2.63		$3.62		$6.67
Weighted average fair value of options granted above fair value		$1.59		$—		$6.10
Weighted average fair value of all options granted		$2.63		$3.62		$6.64

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2004 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted		Weighted
	Outstanding	Remaining	Average	Number	Average
	in	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	Thousands	Life in Years	Price	in Thousands	Price

$ 0.25-2.99	213	8.46	$2.81	22	$1.84
$ 2.96-3.31	1,229	9.47	$3.09	103	$3.05
$ 3.37-4.60	1,077	7.29	$4.34	555	$4.48
$ 4.65-5.93	1,183	8.08	$4.94	384	$4.88
$ 6.73-8.72	1,070	5.26	$8.10	997	$8.15
$ 9.48-18.50	974	6.37	$12.13	819	$11.99
$19.16-$188.00	63	6.19	$53.90	52	$57.52

Total options	5,809	7.42	$6.68	2,932	$8.75

Fair Value Disclosures
      We currently follow APB Opinion 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.
      Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if we had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement. Among other things, the Black-Scholes model considers the expected volatility of our stock price, determined in accordance with SFAS 123, in arriving at an option valuation.
      The fair value of our stock based awards to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rates	3.32%	3.12%	3.30%
Expected life (in years)	3	4	5
Dividend yield	0%	0%	0%
Expected volatility	118%	130%	140%
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

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Purchase Plan provides for the issuance of shares of common stock pursuant to purchase rights granted to employees. At the time it was adopted by the Board of Directors, 1,500,000 shares were reserved for issuance under the Purchase Plan. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares required to restore the reserve to 1,500,000 shares. Such automatic share reserve increases may not exceed 16,500,000 shares in the aggregate over a 10-year period. In 2004 and 2003, 680,116 and 658,678 shares, respectively, were added to the reserve. At December 31, 2004, 882,081 shares had been issued to date and 3,982,777 shares were reserved for future issuance.
      On June 22, 2001, the Board of Directors adopted an initial offering of common stock under the Purchase Plan for employees of Vitria Technology, S.A.S. and Vitria Technology, S.R.L., organized under the laws of the Republic of France and Republic of Italy, respectively (“French and Italian Offerings”). As of December 31, 2004, 1,919 shares had been issued pursuant to the French and Italian Offerings.
      Under SFAS 123, pro forma compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rates	3.07%	1.37%	3.30%
Average expected lives (in years)	2	1	1
Dividend yield	0%	0%	0%
Expected volatility	125%	130%	140%
      The weighted average fair value of the purchase rights granted was $1.27, $1.56, and $1.60 per share in 2004, 2003 and 2002, respectively.

Stock-based Compensation
      Total stock-based compensation expenses were $354,000 in 2004, $423,000 in 2003, and $1.6 million in 2002.
      Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999, which totaled $79,000 in 2004. Amortization of unearned employee stock-based compensation for options issued to employees prior to our initial public offering in September 1999 was amortized over a five year period and has been fully amortized as of December 31, 2004. For the years ended December 31, 2004, 2003, and 2002 we did not incur any stock-based compensation in connection with stock issued to non-employees for services rendered.
      In 2004, we issued a stock grant to all Vitria employees. Each person who was a non-executive employee on the date of the grant received 250 shares of our common stock. The fair market value of our common stock at the date of the grant was $2.88 per share. This stock grant resulted in stock based compensation expense of $207,000 in 2004. In addition, in accordance with APB Opinion 25, Accounting for Stock Issued to Employees,

VITRIA TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we recorded $67,000 stock-based compensation expense for stock option grant modifications made for certain executives in 2004. In 2002, we recorded $695,000 in stock-based compensation expense as a result of stock option grant modification made for certain executives.
      The breakdown of stock-based compensation is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Sales and marketing	$72	$155	$595
Research and development	88	154	591
General and administrative	117	80	302
Cost of revenue	77	34	128

Total amortization of stock-based compensation	$354	$423	$1,616

401(k) Plan
      In May 1996, the Board of Directors adopted an employee savings and retirement plan (the “401(k) Plan”) covering substantially all of our employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. We may make contributions to the 401(k) Plan on behalf of eligible employees. To date, we have not made any contributions to the 401(k) Plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

VITRIA TECHNOLOGY, INC.

/s/ M. Dale Skeen

M. Dale Skeen
Chief Executive Officer and Chief Technology Officer
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Dale Skeen and Michael D. Perry, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do it person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ M. Dale Skeen, M. Dale Skeen,	Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)	March 30, 2005

/s/ Michael D. Perry Michael D. Perry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ JoMei Chang, Ph.D. JoMei Chang, Ph.D.	Director	March 30, 2005

/s/ William H. Younger, Jr. William H. Younger, Jr.	Director	March 30, 2005

/s/ Alberto J. Yepez Alberto J. Yepez	Director	March 30, 2005

/s/ Dennis P. Wolf Dennis P. Wolf	Director	March 30, 2005

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Profit and		End of
Description	Period	Loss	Deduction	Period

Year ended December 31, 2002
Account receivable allowance	$3,520	$351	$(1,609)	$2,262
Year ended December 31, 2003
Account receivable allowance	$2,262	$101	$(1,965)	$398
Year ended December 31, 2004
Account receivable allowance	$398	$89	$45	$532

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(2)	Amended and Restated Certificate of Incorporation of Vitria.
3	.2(3)	Certificate of Amendment of Restated Certificate of Incorporation.
3	.3(4)	Bylaws of Vitria.
4.1		Reference is made to Exhibits 3.1 through 3.3.
4	.2(4)	Specimen Stock Certificate.
4	.3(4)	Second Amended and Restated Investor Rights Agreement, dated May 20, 1999.
10	.1(4)	Form of Indemnity Agreement.
10	.2(5)	Amended and Restated 1999 Equity Incentive Plan.
10	.3(6)	1998 Executive Incentive Plan.
10	.4(7)	1999 Employee Stock Purchase Plan.
10	.5(4)	1998 Nonqualified Deferred Compensation Plan.
10	.6(4)	Sublease by and between Applied Materials, Inc. and Vitria, dated April 6, 1999.
10	.7(8)	First Amendment to Sublease by and between Applied Materials, Inc. and Vitria, dated December 14, 1999.
10	.8(9)	Lease by and between Opus/ AEW Office Development Company, L.L.C. and Vitria, dated March 20, 2000.
10	.9(10)	Sublease by and between Lattice Semiconductor Corporation and Vitria, dated May 30, 2000.
10	.10(11)	Key Employee Retention and Severance Plan, adopted January 22, 2002.
10	.11(12)	Non-Employee Director Change of Control Plan, adopted January 22, 2002.
10	.12(13)	Loan and Security Agreement, by and between Silicon Valley Bank and Vitria, dated June 28, 2002.
10	.13(14)	Loan Modification Agreement, by and between Silicon Valley Bank and Vitria, dated November 6, 2002.
10	.15(15)	Separation Agreement, by and between JoMei Chang and Vitria, dated December 27, 2003.
10	.16†(16)	License and Service Agreement, by and between ChiLin, LLC and Vitria, dated December 31, 2003.
10	.17(17)	Transfer Agreement for Ordinary Shares, by and between ChiLin, LLC and Vitria, dated December 31, 2003.
10	.18(18)	Development and Service Agreement, by and between ChiLin, LLC and Vitria, dated December 31, 2003.
10	.19(19)	Offer Letter, by and between James Guthrie and Vitria, dated December 10, 2003.
10	.20(20)	Offer Letter, by and between Gregory E. Anderson and Vitria, dated October 29, 2003.
10	.21(21)	Separation Agreement, by and between John Philpin and Vitria, dated September 9, 2003.
10	.22(22)	Sublease by and between Proxim, Inc. and Vitria, dated June 6, 2003.
10	.23(23)	Second Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 26, 2003.
10	.24(24)	Third Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 11, 2004.
10	.25(25)	Separation Agreement, by and between Jeffrey Bairstow and Vitria, dated April 27, 2004.
10	.26(26)	Separation Agreement, by and between Gary Velasquez and Vitria, dated June 10, 2004.
10	.27(27)	Separation Agreement, by and between James Guthrie and Vitria, dated May 11, 2004.
10	.28(28)	Separation Agreement, by and between Thomas Pianko and Vitria, dated April 7, 2004.
10	.29(29)	Separation Agreement, bye and between Sonja Wilkerson and Vitria, dated July 7, 2004.
10	.30(30)	Confirmation Agreement, by and between JoMei Chang, Dale Skeen and Vitria, dated April 22, 2004.
10	.31(31)	Offer Letter, by and between Michael D. Perry and Vitria, dated June 14, 2004.

Exhibit
Number		Description of Document

10	.32(32)	Offer Letter Amendment, by and between Michael D. Perry and Vitria, dated September 23, 2004.
10	.33(33)	Marketing Agreement between QiLinSoft, LLC and Vitria, dated November 4, 2004.
10	.34(34)	Form of Stock Option Agreement.
10	.35(35)	Form of Stock Option Grant Notice.
10	.36(36)	Form of Stock Award Notice and Agreement.
10	.37(37)	Form of Restricted Stock Award Agreement.
10	.38(38)	Form of Restricted Stock Award Grant Notice.
10	.39(39)	Offer Letter, by and between Jim Davis and Vitria, dated February 25, 2005.
10.40		Professional Services Agreement between QiLinSoft, LLC and Vitria, dated July 20, 2004.
10.41		Non-Employee Director Compensation Policy.
16	.1(40)	Letter from Ernst & Young LLP to the U.S. Securities and Exchange Commission, dated as of September 28, 2004, stating its agreement with the statements made in From 8-K/A filed on September 28, 2004.
23.1		Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney, Contained on Signature Page.
31.1		Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of President and Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as the like numbered Exhibit to our Current Report on Form 8-K, as amended, filed on April 25, 2001, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.

(3)	Filed as Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(4)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, and incorporated herein by reference.

(6)	Filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, and incorporated herein by reference.

(7)	Filed as Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.

(8)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-95319, filed on January 25, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.

(11)	Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(12)	Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(13)	Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.

(14)	Filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.

(15)	Filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(16)	Filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(17)	Filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(18)	Filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(19)	Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(20)	Filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(21)	Filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(22)	Filed as Exhibit 10.15 to our Quarterly Report on 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(23)	Filed as Exhibit 10.16 to our Quarterly Report on 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(24)	Filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference

(25)	Filed as Exhibited 10.25 to our Quarterly Report on From 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(26)	Filed as Exhibited 10.26 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(27)	Filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(28)	Filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(29)	Filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(30)	Filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(31)	Filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed on August 17, 2004 and incorporated herein by reference

(32)	Filed as Exhibit 10.32 to our Current Report on Form 8-K, filed on September 27, 2004 and incorporated herein by reference.

(33)	Filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference

(34)	Filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(35)	Filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(36)	Filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(37)	Filed as Exhibit 10.36 to our Current Report on Form 8-K, filed on March 8, 2005, and incorporated herein by reference.

(38)	Filed as Exhibit 10.37 to our Current Report on Form 8-K, filed on March 8, 2005, and incorporated herein by reference.

(39)	Filed as Exhibit 10.38 to our Current Report on Form 8-K, filed on March 8, 2005, and incorporated herein by reference.

(40)	Filed as Exhibit 16.1 to our Current Report on Form 8-K/A, filed on September 28, 2004, and incorporated herein by reference.

†	Confidential treatment has been granted for portions of this exhibit.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission, and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.