Form 10-Q
period 2005-03-31
VITRIA TECHNOLOGY INC
filed 2005-05-09
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Yes ☑ No ☐

     The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of March 31, 2005 was 33,441,503 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vitria Technology, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$31,426	$32,106
Short-term investments	41,167	46,457
Accounts receivable, net	15,018	10,529
Other current assets	2,328	1,880

Total current assets	89,939	90,972

Property and equipment, net	1,075	1,053
Other assets	810	872

Total assets	$91,824	$92,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,334	$1,777
Accrued compensation	3,883	4,186
Other accrued liabilities	3,722	4,086
Accrued restructuring expenses	5,938	6,091
Deferred revenue	15,033	11,082

Total current liabilities	29,910	27,222

Long-Term Liabilities:
Accrued restructuring expenses	5,593	7,332
Other long-term liabilities	1,094	750

Total long-term liabilities	6,687	8,082

Commitments and Contingencies (Note) 7
Stockholders’ Equity:
Common Stock	34	33
Additional paid-in capital	275,773	275,366
Unearned stock-based compensation	(335)	—
Accumulated other comprehensive income	360	382
Accumulated deficit	(220,109)	(217,692)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	55,227	57,593

Total liabilities and stockholders’ equity	$91,824	$92,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statement of Operations
(In thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
License	$5,422	$3,391
Service and other	11,123	10,858

Total revenue	16,545	14,249

Cost of revenue:
License	121	198
Service and other	5,682	6,088

Total cost of revenue	5,803	6,286

Gross profit	10,742	7,963

Operating expenses:
Sales and marketing	4,973	6,567
Research and development	4,542	4,656
General and administrative	3,637	3,282
Stock-based compensation	62	41
Restructuring	136	54

Total operating expenses	13,350	14,600

Loss from operations	(2,608)	(6,637)
Interest income	389	251
Other income (expense), net	(151)	(140)

Net loss before income taxes	(2,370)	(6,526)

Provision for income taxes	47	120

Net loss	$(2,417)	$(6,646)

Basic and diluted net loss per share	$(0.07)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share	33,373	32,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(2,417)	$(6,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of note receivable from employees	—	74
Depreciation	333	645
Stock-based compensation	62	41
Provision for doubtful accounts	148	—
Changes in assets & liabilities:
Accounts receivable	(4,637)	4,616
Other current assets	(448)	265
Other assets	62	12
Accounts payable	(443)	274
Accrued liabilities	(667)	(434)
Accrued restructuring charges	(1,892)	(2,047)
Deferred revenue	3,951	2,450
Other long term liabilities	344	(16)

Net cash used in operating activities	(5,604)	(766)

Investing activities:
Purchases of property and equipment	(355)	(17)
Purchases of investments	(8,052)	(8,000)
Maturities of investments	13,356	8,642

Net cash provided by investing activities	4,949	625

Financing activities:
Issuance of common stock, net	11	257

Net cash provided by financing activities	11	257

Effect of exchange rates on changes on cash and cash equivalents	(36)	(49)

Net increase (decrease) in cash and cash equivalents	(680)	67
Cash and cash equivalents at beginning of period	32,106	8,782

Cash and cash equivalents at end of period	$31,426	$8,849

Supplemental disclosures of cash flow information:
Income taxes paid	$106	$250

Interest paid	$9	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Vitria Technology, Inc. (the “Company” or “Vitria”) and its subsidiaries. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Stock-based compensation

     We currently account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of Statement of Financial Standards (“SFAS”) 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-based Compensation – Transition and Disclosure. Under APB 25 and related interpretations compensation is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price. Unearned compensation is amortized and expensed in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Stock Option or Award Plan, using the multiple option approach. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issued Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. We are required to adopt SFAS 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

     We currently follow APB Opinion 25 and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.

     Pro forma information regarding net loss and net loss per share is required by SFAS 123. This information is required to be determined as if we had accounted for our employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement.

     The fair value of our stock based awards to employees was estimated using the following weighted-average assumptions:

	Three Months Ended,
	March 31,
	2005	2004	2005	2004
	Stock option plans		ESPP
Risk-free interest rate	3.96%	3.00%	2.73%	3.14%
Expected Lives (in years)	3	3	1	1
Dividend yield	0	0%	0	0%
Expected volatility	64%	126%	91%	138%

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. We use a third party analysis to assist in developing volatility and expected life of stock options. The volatility and expected life of the stock options is based upon historical and other economic data trended into the future. Because our stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models may not necessarily provide a reliable single measure of the fair value of our stock based awards.

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

	Three Months Ended,
	March 31,
	2005	2004
Net loss, as reported	$(2,417)	$(6,646)
Add: stock-based employee compensation expense included in reported net loss	62	41
Deduct: total stock-based compensation expense determined under the fair value based method for all awards	(1,002)	(2,086)

	Three Months Ended,
	March 31,
	2005	2004
Pro forma net loss	$(3,357)	$(8,691)

Net loss per share as reported	$(0.07)	$(0.20)

Pro forma net loss per share	$(0.10)	$(0.26)

Total shares used in calculation	$33,373	$32,816

2) Net Loss Per Share

     Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus shares of potential common stock. Shares of potential common stock are composed of shares of common stock issuable upon the exercise of stock options (using the treasury stock method). The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive. For any period in which a net loss is reported, diluted net loss per share equals basic net loss per share.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2005	2004
Numerator for basic and diluted net loss per share:
Net loss	$(2,417)	$(6,646)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock Outstanding	33,373	32,820
Less shares subject to repurchase	0	(4)

Denominator for basic and diluted net loss per share	33,373	32,816

Basic and diluted net loss per share	$(0.07)	$(0.20)

     The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	297	1,688
Common stock subject to repurchase agreements	0	4

Total	297	1,692

3) Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(2,417)	$(6,646)

Other comprehensive income (loss):
Foreign currency translation adjustment	(36)	(49)
Unrealized gain (loss) on securities	14	1

Comprehensive loss	$(2,439)	$(6,694)

     The components of accumulated other comprehensive losses are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Foreign currency translation adjustments	$451	$487
Unrealized gain (loss) on marketable debt securities	(91)	(105)

Total accumulated other comprehensive gain	$360	$382

4) Stock-Based Compensation

     Total stock based compensation expenses were $62,000 and $41,000 for the three months ended March 31, 2005 and 2004 respectively. In the quarter ended March 31, 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $7,000 in stock-based compensation expense in the quarter ended March 31, 2005 related to this award. In addition, we recorded $55,000 in stock-based compensation expense for a stock award granted to a former member of our Board of Directors. In the three months ended March 31, 2004, our stock-based compensation consisted solely of the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999.

     Stock-based compensation is broken down as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Cost of revenue	$—	$15
Sales and marketing	—	15
Research and development	—	8
General and administrative	62	3

Total stock-based compensation	$62	$41

5) Restructuring, Impairments and Other Charges

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

     During 2004, we incurred $1.1 million in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

     In the quarter ended March 31, 2005, we incurred $136,000 in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

     As of March 31, 2005, $11.5 million related to facility closures remains accrued from all of our restructuring actions net of $2.3 million of estimated future sublease income and $2.1 million of contractual future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003. In the three months ended March 31, 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord has not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005, representing the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.

	Facilities
	consolidation	Severance	Total
Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed assets write-offs	(463)	—	(463)
Reclassifications of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194

Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed assets write-offs	(2,247)		(2,247)
Facilities adjustment and accretion	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812

Cash payments	(6,295)	(330)	(6,625)
Facility adjustments and accretion	1,236	—	1,236

Balance at December 31, 2004	13,423	—	13,423

Cash payments	(1,686)		(1,686)
Facility adjustments and accretion	136		136
Reclassifications of accrued rent	(342)		(342)

Balance at March 31, 2005	$11,531	$—	$11,531

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

6) Deferred Revenue

     Deferred revenue is comprised primarily of deferred maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue are generally recognized as the services are performed. Long term deferred revenue is part of other long-term liabilities on our Consolidated Balance Sheets and totaled $904,000 as of March 31, 2005 and $673,000 as of December 31, 2004. Total deferred revenue was $16.1 million at March 31, 2005 and $11.8 million at December 31, 2004.

7) Related Party Transactions

     In December 2003, we sold our interest in our China operations to QilinSoft LLC (formerly referred to as ChiLin LLC). QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

     At the time of the sale, Vitria and QilinSoft entered into a license agreement whereby QilinSoft received a royalty-bearing license to distribute our products in China. In addition, Vitria and QilinSoft executed a development agreement in December 2003 pursuant to which QilinSoft performs development work and other fee-bearing services for us. In April 2004, Dr. Chang and Dr. Skeen entered into a confirmation agreement with us confirming the nature of their involvement and/or investment in QilinSoft including obligations with respect to non-solicitation and hiring of our employees and non-competition with Vitria. In July 2004, we entered into a professional services agreement with QilinSoft pursuant to which QilinSoft may order professional services from us. In November 2004, we entered into a two year marketing agreement with QilinSoft governing the marketing and sales relationship between the parties.

     During the first quarter of 2005, we recorded revenue of $50,000 from QilinSoft and incurred charges of $419,000 for development work performed by QilinSoft, recorded in research and development expense.

     At March 31, 2005, we owed QilinSoft $113,000 for development work performed in the first quarter of 2005 and due by April 30, 2005 and we had no outstanding receivable balances due from QilinSoft.

8) Credit Facilities with Silicon Valley Bank

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

     As of March 31, 2005, we have not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $5.5 million related to certain office leases at March 31, 2005. Fees related to the outstanding letters of credit totaled $12,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively.

9) Segment Information

     We provide business process integration software and services to businesses around the world. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we have operated in one segment during each of the two quarters ended March 31, 2005 and 2004. We sell our products primarily to healthcare and insurance, telecommunications, manufacturing, and finance industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.

     During the first quarter of 2005, we had one customer which accounted for 24% of our revenue and, as of March 31, 2005, this customer accounted for 31% of our accounts receivable balance. No other customer accounted for more than

10% of our revenue during the first quarter of 2005, or more than 10% of our accounts receivable balance as of March 31, 2005.

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

Overview

     Vitria provides business process integration software and services for corporations in healthcare and insurance, telecommunications, manufacturing, finance and other industries. Our software products orchestrate interactions between isolated software systems, automate manual process steps, facilitate both manual and automated resolution of process exceptions and manage data exchanges between companies. Our software products also provide operational staff and managers with real-time and historical views of individual transactions as well as of large-scale processes spanning multiple systems and organizations.

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

     Our business process integration platform products have faced increasing competition over the past few years. We expect the intensity of our competition in platform sales to further increase as market adoption of lower-level integration technologies like messaging, transformation, and web services continue to shift towards evolving industry standards supported by a broad range of software vendors.

     Consequently, we expect our pre-built process applications product line to be our primary source of revenue growth in the years ahead. By combining the power and flexibility of the Vitria:BusinessWare platform with pre-built content, we believe that our pre-built process applications can command higher prices and offer us a more diverse revenue composition than our platform sales alone.

     In 2005, we plan to increase investment in our pre-built process applications product line and bring several new applications to market, increase sales of our existing pre-built process applications, bring new pre-built process applications to market successfully, enhance our platform products, improve execution in sales and marketing, expand our strategic alliances to increase our revenue opportunities and renew enterprise license agreements with some of our most important customers. In addition, we plan to selectively invest in Research and Development and Sales and Marketing in order to strengthen our future growth, while at the same time, contain overall costs in order to reduce our net cash outflow.

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

  Revenue Recognition

     We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for that element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” and are determined in a deal by deal basis. We defer revenue for those agreements that exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectability concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectability is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.

     Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These maintenance contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance, and revenue from these contracts are recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting services are either sold on a time and materials or fixed fee basis and recognized as the services are performed. We also offer training services which are sold on a per student or per-class basis. Fees from training services are recognized as classes are attended by customers.

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

  Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. When we believe a collectability issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. Accounts 180 days past due are typically fully reserved. In addition, we record an allowance on the remainder of our receivables that are still in good standing. When determining this allowance, we consider the probability of recoverability based on our past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. From this, we develop an allowance provision based on the percentage likelihood that our aged receivables will not be collected. Historically, our actual losses have been consistent with our provisions. Customer accounts receivable balances are written off against the allowance for doubtful accounts when they are deemed uncollectible.

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

     We recorded $136,000 in restructuring charges related to the realignment of our business operations in 2005. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

     As of March 31, 2005, we have $11.5 million in accrued restructuring expenses consisting entirely of lease payments for facilities we restructured in 2003 and 2002. In the three months ended March 31, 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord has not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005, representing the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2005 and March 31, 2004

      The following table sets forth the results of operations for the three months ended March 31, 2005 and 2004, expressed as a percentage of total revenue.

	Three Months Ended
	March 31,
	2005	2004
Revenue
License	33%	24%
Service and other	67%	76%

Total revenue	100%	100%

Cost of revenue
License	1%	1%
Service and other	34%	43%

Total cost of revenue	35%	44%

Gross profit	65%	56%

Operating expenses
Sales and marketing	30%	46%
Research and development	28%	33%
General and administrative	22%	23%
Amortization of stock-based compensation	0%	0%
Restructuring charges	1%	0%

Total operating expenses	81%	102%

Loss from operations	(16%)	(46%)
Interest income	2%	2%
Other income (expenses), net	(1%)	(1%)

Net loss before income taxes	(15%)	(45%)
Provision for income taxes	0%	1%

Net loss	(15%)	(46%)

Revenue

     Total revenue, which is comprised of license revenue and service revenue, increased 16% from $14.3 million in the three months ended March 31, 2004 to $16.5 million in the three months ended March 31, 2005.

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

     License revenue increased 60% from $3.4 million in the three months ended March 31, 2004 to $5.4 million in the three months ended March 31, 2005. For the first quarter of 2005, we experienced flat license order volume while our average license order size increased 75% compared to the first quarter of 2004. The increase in the size of our average license order in the first quarter of 2005 as compared to the first quarter of 2004 was due to one large license order which accounted for approximately 69% of all orders in the current quarter.

     Service and other. The level of service revenue is affected by the number and size of license sales in a given period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue includes revenue from support renewals, which are dependent upon our installed license base. Service revenue increased 2% from $10.9 million in the three months ended March 31, 2004 to $11.1 million in the three months ended March 31, 2005. Consulting revenue increased by $328,000, but was offset by a decline in training revenue of $360,000. First year support revenue decreased by $352,000 but was offset by an increase in maintenance renewal revenue of $562,000 from customers who had licensed our products in previous years.

     Revenue from sales that originate outside of the United States comprises a significant percentage of our total revenue. We recognized approximately 39% of our revenue from customers outside the United States in the three months ended March 31, 2005, compared to 43% in the three months ended March 31, 2004. Revenue from our top ten customers accounted for 51% and 35% of our total revenue in the first quarter of 2005 and 2004 respectively.

     A small number of customers account for a substantial percentage of our total revenue. During the first quarter of 2005, we had one customer which accounted for 24% of our revenue and, as of March 31, 2005 this customer accounted for 31% of our accounts receivable balance. No other customer accounted for more than 10% of our revenue during the first quarter of 2005 and 2004, or more than 10% of accounts receivable balance as of March 31, 2005 and 2004.

     We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters.

Cost of Revenue

     License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our product. Fluctuations in cost of license revenue is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase and which of those purchased products have third-party technology incorporated into them. Cost of license revenue decreased 39% from $198,000 in the three months ended March 31, 2004 to $121,000 in the three months ended March 31, 2005. This decrease in cost of license revenue was primarily due to a decrease in license sales of royalty bearing products during the three months ended March 31, 2005.

     Future fluctuations in cost of license revenue is dependent upon increases or decreases in sales of those particular products which incorporate third-party technology.

     Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third- party consultant fees incurred in providing customer support, training and implementation services. Cost of service and other revenue decreased 7% from $6.1 million in the three months ended March 31, 2004 to $5.7 million in the three months ended March 31, 2005. This decrease was primarily due to lower headcount from staffing changes in our Professional Services department which reduced salary and related expenses by $623,000. These reductions were offset by increased external consultant expenses of $196,000. For the next quarter, we expect that cost of revenue will increase slightly compared to the quarter ended March 31, 2005 due to an increase in external consultant costs.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses decreased 24% from $6.6 million in the three months ended March 31, 2004 to $5.0 million in the three months ended March 31, 2005. This decrease was primarily due to lower headcount that reduced salary and related expenses by $879,000, and drove a reduction in depreciation and occupancy expenses of $331,000. In addition, commission expense declined $242,000 in the current quarter compared to the same quarter of the prior year due to unusually high commission costs in the first quarter of 2004. For the next quarter, we expect that sales and marketing expenses will increase slightly compared to the first quarter of 2005 due to slightly higher commission costs.

     Research and Development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 2% from $4.7 million in the three months ended March 31, 2004 to $4.5 million in the three month ended March 31, 2005. This decrease was primarily due to a reduction in the use of our Professional Services staff by our Engineering department for collaborative development projects.

     For the next quarter, we expect that research and development expenses will remain flat compared to the quarter ended March 31, 2005.

     General and Administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, outside professional service fees, information systems costs and our provision for doubtful accounts. General and administrative expenses increased 11% from $3.3 million in the three months ended March 31, 2004 to $3.6 million in the three months ended March 31, 2005. The slight increase was primarily due to an increase in our bad debt expense of $153,000 and an increase of $224,000 for work necessary to comply with the Sarbanes-Oxley Act of 2002.

     For the next quarter, we expect that general and administrative expenses will remain approximately the same as the quarter ended March 31, 2005.

     Stock-based compensation. Total stock based compensation expenses were $62,000 and $41,000 for the three months ended March 31, 2005 and 2004 respectively. In the quarter ended March 31, 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $7,000 in stock-based compensation expense in the quarter ended March 31, 2005 related to this award. In addition, we recorded $55,000 in stock-based compensation expense for a stock award granted to a former member of our Board of Directors. In the three months ended March 31, 2004, our stock-based compensation consisted solely of the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999.

     Restructuring charges. In 2002 we initiated actions to reduce our cost structure due to sustained negative economic conditions that impacted our operations and resulted in lower than anticipated revenue. The plan was a combination of a reduction in workforce of approximately 285 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002. The restructuring charge included approximately $4.2 million of severance related charges and $15.3 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated facilities.

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

     In the quarter ended March 31, 2005, we incurred $136,000 in restructuring costs as compared to $54,000 in the quarter ended March 31, 2004. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

     As of March 31, 2005, $11.5 million related to facility closures remains accrued from all of our restructuring actions net of $2.3 million of estimated future sublease income and $2.1 of contractual future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.

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

     Interest income and other income (expense), net. Interest and other income, increased (net) from $111,000 in the three months ended March 31, 2004 to $238,000 in the three months ended March 31, 2005. This increase is primarily attributable to higher interest income due to higher interest rate and a decrease in foreign currency exchange loss.

Provision for income taxes

     We recorded provision for income taxes of $47,000 and $120,000 for the three months ended March 31, 2005 and 2004, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions.

     Based on the cumulative pre-tax losses that we have sustained, we have recorded a deferred tax asset at both March 31, 2005 and March 31, 2004. Because we cannot determine that it is more likely than not that we will be able to utilize the deferred tax asset in the future, we have also recorded a valuation allowance in an amount equal to our net deferred tax assets as of March 31, 2005 and March 31, 2004.

     On October 22, 2004, the American Jobs Creation Act was signed into law. The American Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85%

dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the American Jobs Creation Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States.

Liquidity and Capital Resources

	For the three months ended		Percent Change
	March 31,		2005 vs.
	2005	2004	2004
	(in thousands)
Cash, cash equivalents and short- term investments	$72,593	$90,962	(20%)
Short-term liabilities	29,910	31,588	(5%)
Long-term liabilities	6,687	10,808	(38%)
Net cash used in operating activities	(5,604)	(766)	632%
Net cash provided by investing activities	4,949	625	692%
Net cash provided by financing activities	11	257	(96%)

     The current source of our cash and investment balances is primarily cash receipts from customers, as we do not have any outstanding debt and our interest income is not significant. The downward trend in our revenue has affected our cash flows and contributed to a negative cash flow from operations in each quarter in 2004 and in the first quarter of 2005. The decline in our cash and investment balances is summarized in the table below:

	Three Months Ended March 31,
	2005	2004
Beginning cash and investment balances	$78,563	$91,536
Cash receipts from customers	15,793	21,641
Miscellaneous cash receipts	239	1,733
Investment income	389	252
Cash payments to vendors and employees	(22,391)	(24,200)

Ending cash and investment balances	$72,593	$90,962

Net decrease in cash and investment balances	$(5,970)	$(574)

Payments to suppliers in excess of cash receipts from customers	$(6,598)	$(2,559)

     Cash, cash equivalents and short term investments were $91.0 million at March 31, 2004 compared to $72.6 million at March 31, 2005, a decrease of $18.4 million. Our cash and investment balances declined $6.0 million during the quarter ended March 31, 2005 compared to a decline of $574,000 in the quarter ended March 31, 2004. The decrease the first quarter of 2004 was unusually low primarily due to higher than average cash collections against delinquent receivable which were approximately $7.0 million higher than the other three quarters of 2004.

     The main reason for the decline in our cash and investment balances in the table above was that our total cash payments to vendors and employees was greater than our total cash receipts from customers. Payments to employees and suppliers exceeded our cash receipts from customers in each quarter of 2004 and this net payment outflow ranged from $2.5 million to $6.4 million per quarter in 2004. In the quarter ended March 31, 2005, payments to employees and suppliers exceeded our cash receipts from customers by $6.6 million, compared to the quarter ended March 31, 2004, when payments to employees and suppliers exceeded our cash receipts from customers by $2.6 million. This was primarily due to the unusually high cash receipts received and slight higher cash outflows during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2005.

     Net cash used in operating activities increased by $4.9 million in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The primary reason for this increase was the change in our trade receivable balance. During the first quarter of 2005, our trade receivable balance increased $4.7 million due to a large sale which was recorded in this quarter but was not scheduled for collection until the second quarter of 2005. In the first quarter of 2004, our trade receivable balance decreased $4.6 million due to increased collection efforts which brought in more cash and lowered our trade receivable balance. Net cash payments of $1.5 million made in the first quarter of 2005 for leases restructured in previous years is not included in net income for the three months ended March 31, 2005 as it has already been expensed in previous years. During the first quarter of 2005, our net accounts receivable balance increased $4.5 million from $10.5 million at December 31, 2004 to $15.0 million at March 31, 2005. This is due to $4.0 million, or 24%, of total revenue recognized in the quarter ended March 31, 2005 which was attributable to a sale to one customer whose payment to us was not due until April 2005. At March 31, 2005, our gross accounts receivable balance was $15.7 million with an allowance for doubtful accounts of $700,000.

     Net cash provided by investing activities increased $4.3 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This increase was mainly due to the fact that we sold at maturity $5.3 million more in short term investments than we purchased in the first quarter of 2005 to fund operating losses of $2.4 million and cash payments for restructured leases of approximately $1.5 million.

     Net cash provided by financing activities decreased $246,000 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This decrease was due to a decrease in stock option exercises over the prior year.

     For the quarter ended March 31, 2005, our total deferred revenue balance, which includes long term deferred revenue in the amount of $904,000 included in other long term liabilities in our consolidated balance sheets, increased $4.4 million from $11.8 million at December 31, 2004 to $16.2 million at March 31, 2005. This increase is due primarily due to an increase in support renewals of $4.1 million.

  Contractual Cash Obligations and Commitments

     As of March 31, 2005, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheets as compare to such obligations and liabilities as of December 31, 2004.

  Off-Balance Sheet Arrangements

     At March 31, 2005 Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

     As of March 31, 2005, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $5.5 million related to certain office leases at March 31, 2005. Fees related to the outstanding letters of credit totaled $12,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively.

  Operating Capital and Capital Expenditure Requirements

     Estimated future uses of cash over the next twelve months are primarily to fund operations and to a lesser extent to fund capital expenditures. For the next twelve months, we expect to fund these uses from cash generated from operations, interest generated from cash and investment balances and cash and investment balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors in the marketplace in which we operate.

     In the past, we have invested significantly in our operations. We plan to selectively invest in Research and Development and Sales and Marketing in 2005 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures for the next nine months to be approximately $900,000. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

     We believe our success requires expanding our customer base and continuing to enhance our Vitria:BusinessWare products. Our revenue, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenue in a given quarter has been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Fees that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenue. While a portion of our revenue in each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenue for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenue from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:

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

Related Party Transactions

     In December 2003, we sold our interest in our China operations to QilinSoft LLC (formerly referred to as ChiLin LLC). QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

     At the time of the sale, Vitria and QilinSoft entered into a license agreement whereby QilinSoft received a royalty-bearing license to distribute our products in China. In addition, Vitria and QilinSoft executed a development agreement in December 2003 pursuant to which QilinSoft performs development work and other fee-bearing services for us. In April 2004, Dr. Chang and Dr. Skeen entered into a confirmation agreement with us confirming the nature of their involvement and/or investment in QilinSoft including obligations with respect to non-solicitation and hiring of our employees and non-competition with Vitria. In July 2004, we entered into a professional services agreement with QilinSoft pursuant to which QilinSoft may order professional services from us. In November 2004, we entered into a two year marketing agreement with QilinSoft governing the marketing and sales relationship between the parties.

     During the first quarter of 2005, we recorded revenue of $50,000 from QilinSoft and incurred charges of $419,000 for development work performed by QilinSoft, recorded in research and development expense.

     At March 31, 2005, we owed QilinSoft $113,000 for development work performed in the first quarter of 2005 and due by April 30, 2005 and we had no outstanding receivable balances due from Qilinsoft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized loss was $91,000 at March 31, 2005, and unrealized gain was not material at March 31, 2004.

     We do not have cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.

     There has been no material change in our interest rate exposure since March 31, 2005.

     The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less. Cash equivalent consist of money market funds and short-term investments which have an original maturity date of 90 days or less from the time of purchase.

     Table of investment securities (in thousands) as of March 31:

		2005 Average		2004
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalent	$31,426	0.35%	$8,849	0.36%
Short-term investments	41,167	2.66%	82,113	1.24%

Total cash and investment securities	$72,593		$90,962

Foreign Exchange Risk

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, customer receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we periodically provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America.

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

     We had no outstanding forward contracts as of March 31, 2005 and did not enter into any forward contracts during the three months ended March 31, 2005.

RISKS ASSOCIATED WITH VITRIA’S BUSINESS AND FUTURE OPERATING RESULTS

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described below.

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

     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $220.1 million as of March 31, 2005. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a year to date charge of $136,000 in 2005, $1.1 million in 2004, $16.1 million in 2003, and $19.5 million in 2002. Despite these measures in order to remain competitive we intend to continue investing in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license and support revenue from Vitria:BusinessWare and our business could be materially harmed by factors that adversely affect the pricing and demand for Vitria:BusinessWare.

     Since 1998, a majority of our total revenue has been, and is expected to be, derived from the license and support of our Vitria:BusinessWare product and for applications built for that product. Accordingly, our future operating results will depend on the demand for Vitria:BusinessWare and support by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to Vitria:BusinessWare in performance or price, or we fail to enhance Vitria:BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for Vitria:BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenue.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

     During the first quarter of 2005, we had a net loss of $2.4 million and our operating activities used $5.6 million of cash. As of March 31, 2005, we had approximately $72.6 million in cash and cash equivalents and short-term investments, $60.0 million in working capital, $29.9 million in short-term liabilities, and $6.7 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

     Sales to our ten largest customers accounted for 51% of total revenue in the three months ended March 31, 2005 and one customer accounted for 24% of total revenue. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue

If we are not successful in developing industry specific pre-built process applications based on Vitria:BusinessWare, our ability to increase future revenue could be harmed.

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

     The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Fiarano, FileNet, Fuego, IBM Corporation, Intalio, Microsoft Corporation, Oracle/Peoplesoft, PolarLake, SAP, Savvion, SeeBeyond Technology, Sonic Software, Sungard, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle/PeopleSoft and SAP AG.

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

     Our products are often purchased as part of large projects undertaken by our customers. These projects are complex, time consuming and expensive. Failure by customers to successfully deploy our products, or the failure by us or third-party consultants to ensure customer satisfaction, could damage our reputation with existing and future customers and reduce future revenue. In many cases, our customers must interact with, modify, or replace significant elements of their existing computer systems. The cost of our products and services represent only a portion of the related hardware, software, development, training and consulting costs. The significant involvement of third parties, including system integrators, reduces the control we have over the implementation of our products and the quality of customer service provided to organizations which license our software.

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

     Our products and their interactions with customers’ software applications and IT systems are complex, and accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction that have resulted in additional research and development expenses. To date, these additional expenses have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

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

     We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During the first quarter of 2005, 39% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.

We are at risk of securities class action litigation due to our expected stock price volatility.

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint. This litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business. See Item 1 of Part II “Legal Proceedings” for more information regarding this litigation.

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

     Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of March 31, 2005, our executive officers, directors and their affiliates beneficially own approximately 35% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures” as this term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management has necessarily applied its judgment in evaluating the costs versus the benefits of the possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, but there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, our assessment of the effectiveness of our internal control over financial reporting identified the following deficiencies: our review and supervision procedures over the recording of activity at our Japanese subsidiary were inadequate in that (a) there was no documented evidence of certain levels of local review of revenue recognition calculations nor documentation of points to be considered; (b) there was a lack of segregation of duties at this subsidiary due to small headcount; and (c) certain procedures carried out by external consultants were not adequately tested and reviewed. Taken together, these deficiencies constitute a material weakness in our system of internal controls over financial reporting as of December 31, 2004. We have taken actions to remediate this material weakness. This material weakness is discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Due to the material weakness discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of March 31, 2005.

     Changes in internal controls. During the first quarter of 2005, we implemented or began implementing the following remediation steps to address the material weakness discussed above: performing all revenue recognition duties for our subsidiary at our corporate offices and realigning all revenue recognition duties, such that accounting for our subsidiary reports directly into our corporate offices. We expect to complete the implementation of these remedial measures by June 30, 2005 and once fully implemented, we expect that future tests of internal controls over the Japanese location will determine that the control is operating effectively.

     Except as discussed above, there were no changes in our internal controls over financial reporting that occurred in the first quarter of 2005 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Vitria Technology, Inc. IPO Securities Litigation, Case No. 01-CV-10092. In the amended complaint, the plaintiffs allege that Vitria, certain of our officers and directors, and the underwriters of our initial public offering (IPO) violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies, (the Issuers) that first sold their common stock since the mid-1990s, (the IPO Lawsuits).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit 10.37(1)	Form of Restricted Stock Award Agreement.

Exhibit 10.38(2)	Form of Restricted Stock Award Grant Notice.

Exhibit 10.39(3)	Offer Letter, by and between Jim Davis and Vitria, dated February 25, 2005.

Exhibit 10.40	Employment agreement, as amended by and between Paul Taylor and Vitria, dated June 16, 2004.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

(1)	Filed as Exhibit 10.36 to our Current Report on Form 8-K, dated February 25, 2005 and filed on March 8, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 10.37 to our Current Report on Form 8-K, dated February 25, 2005 and filed on March 8, 2005, and incorporated herein by reference.

(3)	Filed as Exhibit 10.38 to our Current Report on Form 8-K, dated February 25, 2005 and filed on March 8, 2005, and incorporated herein by reference.

*	The certification attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Security and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2005.

VITRIA TECHNOLOGY, INC.

Date: May 9, 2005	By: /s/ Michael D. Perry

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.37(1)	Form of Restricted Stock Award Agreement.

Exhibit 10.38(2)	Form of Restricted Stock Award Grant Notice.

Exhibit 10.39(3)	Offer Letter, by and between Jim Davis and Vitria, dated February 25, 2005.

Exhibit 10.40	Employment agreement, as amended by and between Paul Taylor and Vitria, dated June 16, 2004.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

(1)	Filed as Exhibit 10.36 to our Current Report on Form 8-K, dated February 25, 2005 and filed on March 8, 2005, and incorporated herein by reference.

(2)	Filed as Exhibit 10.37 to our Current Report on Form 8-K, dated February 25, 2005 and filed on March 8, 2005, and incorporated herein by reference.

(3)	Filed as Exhibit 10.38 to our Current Report on Form 8-K, dated February 25, 2005 and filed on March 8, 2005, and incorporated herein by reference.

*	The certification attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Security and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.