Form 10-Q
period 2005-06-30
VITRIA TECHNOLOGY INC
filed 2005-08-08
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
     Yes ☑ No☐
     The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of June 30, 2005 was 33,632,517 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vitria Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)

Assets
Current Assets:
Cash and cash equivalents	$32,454	$32,106
Short-term investments	38,692	46,457
Accounts receivable, net	7,928	10,529
Other current assets	1,908	1,880

Total current assets	80,982	90,972

Property and equipment, net	1,179	1,053
Other assets	747	872

Total assets	$82,908	$92,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,673	$1,777
Accrued compensation	3,814	4,186
Other accrued liabilities	3,924	4,086
Accrued restructuring expenses	5,254	6,091
Deferred revenue	12,581	11,082

Total current liabilities	27,246	27,222

Long-Term Liabilities:
Accrued restructuring expenses	5,128	7,332
Other long-term liabilities	1,091	750

Total long-term liabilities	6,219	8,082

Commitments and Contingencies
Stockholders’ Equity:
Common Stock	34	33
Additional paid-in capital	275,927	275,366
Unearned stock-based compensation	(314)	—
Accumulated other comprehensive income	410	382
Accumulated deficit	(226,118)	(217,692)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	49,443	57,593

Total liabilities and stockholders’ equity	$82,908	$92,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
License	$2,146	$1,874	$7,568	$5,265
Service and other	10,200	11,831	21,323	22,689

Total revenue	12,346	13,705	28,891	27,954

Cost of revenue:
License	286	126	407	324
Service and other	5,292	5,912	10,974	12,000

Total cost of revenue	5,578	6,038	11,381	12,324

Gross profit	6,768	7,667	17,510	15,630

Operating expenses:
Sales and marketing	4,872	5,790	9,845	12,357
Research and development	4,836	4,205	9,378	8,861
General and administrative	2,863	3,577	6,500	6,859
Stock-based compensation	21	302	83	343
Restructuring charges	471	570	607	624

Total operating expenses	13,063	14,444	26,413	29,044

Loss from operations	(6,295)	(6,777)	(8,903)	(13,414)
Interest income	483	252	872	503
Other income (expenses), net	(142)	36	(293)	(104)

Net loss before income taxes	(5,954)	(6,489)	(8,324)	(13,015)

Provision for income taxes	55	174	102	294

Net loss	$(6,009)	$(6,663)	$(8,426)	$(13,309)

Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.25)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	33,480	32,966	33,427	32,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(8,426)	$(13,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	14	18
Forgiveness of note receivable	—	74
Depreciation	617	1,120
Stock-based compensation	83	343
Provision for doubtful accounts	144	41
Changes in assets & liabilities:
Accounts receivable	2,457	6,269
Other current assets	(28)	487
Other assets	125	32
Accounts payable	(104)	345
Accrued liabilities	(418)	(468)
Accrued restructuring charges	(3,041)	(3,105)
Deferred revenue	1,499	1,502
Other long term liabilities	341	(27)

Net cash used in operating activities	(6,737)	(6,678)

Investing activities:
Purchases of property and equipment	(737)	(138)
Purchases of investments	(27,092)	(19,367)
Maturities of investments	34,907	73,885

Net cash provided by investing activities	7,078	54,380

Financing activities:
Issuance of common stock, net	165	676
Reduction of lease payable	(116)	—

Net cash provided by financing activities	49	676

Effect of exchange rates on changes on cash and cash equivalents	(42)	(159)

Net increase in cash and cash equivalents	348	48,219
Cash and cash equivalents at beginning of period	32,106	8,782

Cash and cash equivalents at end of period	$32,454	$57,001

Supplemental disclosures of cash flow information:
Income taxes paid	$175	$340

Interest paid	$10	$9

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
          Recent Pronouncements
          In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinions (“APB”) 20 Accounting Changes and SFAS. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006.
          Stock-based compensation
     We currently account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of (SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-based Compensation - Transition and Disclosure. Under APB 25 and related interpretations compensation is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price. Unearned compensation is amortized and expensed in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Stock Option or Award Plan, using the multiple option approach. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issued Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
     In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to

Employees. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. We are required to adopt SFAS 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.
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
          The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three months ended				Six months ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	Stock option plans		ESPP		Stock option plans		ESPP

Risk-free interest rate	3.67%	3.29%	2.73%	3.14%	3.92%	3.23%	2.73%	3.14%
Expected Lives (in years)	3	3	1	2	3	3	1	2
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	74%	123%	91%	138%	66%	124%	91%	138%
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,009)	$(6,663)	$(8,426)	$(13,309)
Add: stock-based employee compensation expense included in reported net loss	21	29	83	70
Deduct: total stock-based compensation expense (benefit) determined under the fair value based method for all awards	529	(103)	1,531	1,988

Pro forma net loss	$(6,517)	$(6,531)	$(9,874)	$(15,227)

Net loss per share as reported	$(0.18)	$(0.20)	$(0.20)	$(0.40)

Pro forma net loss per share	$(0.19)	$(0.20)	$(0.30)	$(0.46)

Total shares used in calculation	33,480	32,966	33,427	32,891

          In determining the pro forma net loss per share, we included stock-based compensation expense (determined under the fair value based method) in the pro forma net loss during the three and six months ended June 30, 2005 and June 30, 2004. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net loss per share:
Net loss	$(6,009)	$(6,663)	$(8,426)	$(13,309)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	33,480	32,967	33,427	32,894
Less shares subject to repurchase	—	(1)	—	(3)

Denominator for basic and diluted net loss per share	33,480	32,966	33,427	32,891

Basic and diluted net loss per share	$(0.18)	$(0.20)	$(0.25)	$(0.40)

          The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	25	140	143	785
Common stock subject to repurchase agreements	—	1	—	3

Total	25	141	143	788

3) Comprehensive Loss
          Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net loss	$(6,009)	$(6,663)	$(8,426)	$(13,309)

Other comprehensive income (loss):
Foreign currency translation adjustment	14	(110)	(22)	(159)
Unrealized gain (loss) on securities	36	(54)	50	(53)

Comprehensive loss	$(5,959)	$(6,827)	$(8,398)	$(13,521)

          The components of accumulated other comprehensive gain (loss) are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Foreign currency translation	$465	$487
Unrealized gain (loss) on marketable debt securities	(55)	(105)

Total accumulated other comprehensive gain	$410	$382

4) Stock-Based Compensation
          Total stock-based compensation expenses were $21,000 and $302,000 for the three months ended June 30, 2005 and 2004 respectively. Total stock-based compensation expenses were $83,000 and $343,000 for the six months ended June 30, 2005 and 2004 respectively. During the six months ended June 30, 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. In addition, during the six months ended June 30, 2005, we recorded $55,000 in stock-based compensation expense for a stock award granted to a former member of our Board of Directors. In the six months ended June 30, 2004, our stock-based compensation consisted solely of the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999.
     Stock-based compensation is broken down as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Cost of revenue	$—	$73	$—	$76
Sales and marketing	—	54	—	69
Research and development	—	67	—	82
General and administrative	21	108	83	116

Total stock-based compensation	$21	$302	$83	$343

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
          During the three months and six months ended June 30, 2005, we incurred $469,000 and $605,000, respectively in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          As of June 30, 2005, $10.4 million related to facility closures remains accrued from all of our restructuring actions net of $2.1 million of estimated future sublease income and $1.8 million of contractual future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003. In the six months ended June 30, 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord has not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005, representing the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.

	Facilities
	consolidation	Severance	Total

Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed assets write-offs	(463)	—	(463)
Reclassifications of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194

Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed assets write-offs	(2,247)	—	(2,247)
Facilities adjustment and accretion	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812

Cash payments	(6,295)	(330)	(6,625)
Facility adjustments and accretion	1,236	—	1,236

Balance at December 31, 2004	13,423	—	13,423

Cash payments	(3,304)	—	(3,304)
Facility adjustments and accretion	605	—	605
Reclassifications of accrued rent	(342)	—	(342)

Balance at June 30, 2005	$10,382	$—	$10,382

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
6) Deferred Revenue
          Deferred revenue is comprised primarily of deferred maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue are generally recognized as the services are performed. Long term deferred revenue is part of other long-term liabilities on our Consolidated Balance Sheets and totaled $937,000 as of June 30, 2005 and $673,000 as of December 31, 2004. Total deferred revenue was $13.5 million at June 30, 2005 and $11.8 million at December 31, 2004.
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
          During the second quarter of 2005, we recorded revenue of $50,000 from QilinSoft and incurred charges of $580,000 for development work performed by QilinSoft, recorded in research and development expense.
          During the six months ended June 2005, we recorded revenue of $100,000 from QilinSoft and incurred charges of approximately $1.0 million for development work performed by QilinSoft recorded in research and development. At June 30, 2005, we owed QilinSoft $201,000 for development work performed in the second quarter of 2005 and due by July 31, 2005 and we had no outstanding receivable balances due from QilinSoft.
          At June 30, 2004, we owed QilinSoft $127, 000 for development work performed in the second quarter of 2004.
8) Credit Facilities with Silicon Valley Bank
          We entered into a Loan and Security Agreement with Silicon Valley Bank dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million, and another modification on June 27, 2005 to reduce the line of credit to $6.5 million. The latest modification reduces our requirement to maintain minimum cash, cash equivalents, and short-term investments balance from $30.0 million to $12 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as backup for letters of credit, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The line of credit is unsecured.
          As of June 30, 2005, we have not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $3.7 million related to certain office leases at June 30, 2005. Fees related to the outstanding letters of credit totaled $25,000 and $32,000 for the six months ended June 30, 2005 and 2004, respectively.
9) Segment Information
          We provide business process integration software and services to businesses around the world. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we operate in one segment. We sell our products primarily to healthcare and insurance, telecommunications, manufacturing, and finance industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.
          During the second quarter of 2005, no customer accounted for more than 10% of our revenue and, as of June 30, 2005, we had three customers whose account receivable balances each accounted for more than 10% of our accounts receivable balance.
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
Overview
          Vitria provides business process integration software and services for corporations in healthcare and insurance, telecommunications, manufacturing, finance and other industries. Our offerings include business process applications as well as a business process integration platform.
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
Product Overview
          BusinessWare is our business process integration platform and flagship product. It uses graphically modeled business process and integration logic as the foundation for orchestrating complex interactions among dissimilar software applications, databases, web services, people, and companies over corporate networks and the Internet. Our platform is typically used by information technology professionals to support complex business processes like order management and fulfillment, securities trades and insurance claims processing, supply chain management, and customer service.
          BusinessWare includes a business process integration server and various options that extend the server’s capabilities. Some of these optional products enable connectivity to specific software applications, databases, and protocols. Other options provide additional capabilities for data transformation, process analysis and visualization, and trading partner management.
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
          Consequently, we expect our pre-built process applications product line to be our primary source of revenue growth in the years ahead. By combining the power and flexibility of the BusinessWare platform with pre-built content, we believe that our pre-built process applications can command higher prices and offer us a more diverse revenue composition than our platform sales alone.
          In the quarter ended June 30, 2005, we released Resolution Accelerator, our new business process application for managing business process exceptions. Business process exceptions are created when systems automatically reject a transaction with incomplete or erroneous data. Resolution Accelerator provides capabilities to quickly fix a variety of problems and reinsert affected transactions back into the normal process flow. This reduces processing costs and delays while increasing process accuracy and visibility. In the second half of this year, we plan to increase sales of our existing pre-built process applications, bring at least one additional new pre-

built process applications to market successfully, enhance our platform products, improve execution in sales and marketing, expand our strategic alliances to increase our revenue opportunities and renew enterprise license agreements with some of our most important customers. In addition, we plan to selectively invest in research and development and sales and marketing in order to strengthen our future growth, while at the same time, contain overall costs in order to reduce our net cash outflow.
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
     Restructuring Charges
          In 2004, we recorded $1.1 million in restructuring costs which included the accretion expense resulting from the fair value treatment of those leases restructured in 2003 under SFAS 146, as well as adjustments made to our estimated future sublease income and other assumption of future costs. We recorded $16.1 million in restructuring charges related to the realignment of our business operations in 2003 and $19.5 million in restructuring charges in 2002.
          We recorded $605,000 in restructuring charges related to the realignment of our business operations in 2005. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          As of June 30, 2005, we have $10.4 million in accrued restructuring expenses consisting entirely of lease payments for facilities we restructured in 2003 and 2002. In the three months ended March 31, 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord has not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005, representing the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.
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

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2005 and June 30, 2004
          The following table sets forth the results of operations for the three and six months ended June 30, 2005 and 2004, expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
License	17%	14%	26%	19%
Service and other	83%	86%	74%	81%

Total revenue	100%	100%	100%	100%

Cost of revenue
License	2%	1%	1%	1%
Service and other	43%	43%	38%	43%

Total cost of revenue	45%	44%	39%	44%

Gross profit	55%	56%	61%	56%

Operating expenses
Sales and marketing	39%	42%	34%	44%
Research and development	39%	31%	33%	32%
General and administrative	24%	26%	22%	25%
Amortization of stock-based compensation	0%	2%	0%	1%
Restructuring charges	4%	4%	2%	2%

Total operating expenses	106%	105%	91%	104%

Loss from operations	(51%)	(49%)	(30%)	(48%)
Interest income	4%	2%	3%	2%
Other income (expenses), net	(1%)	0%	(1%)	0%

Net loss before income taxes	(48%)	(47%)	(28%)	(46%)
Provision for income taxes	0%	1%	0%	1%

Net loss	(48%)	(48%)	(28%)	(47%)

Revenue
          We recognized approximately 54% of our revenue from customers outside the United States in the three months ended June 30, 2005 and 46% of our revenue from customers outside the United States in the six months ended June 30, 2005, compared to 45% in the three months ended June 30, 2004 and 44% in the six months ended June 30, 2004. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
          Sales to our ten largest customers accounted for 45% of total revenue in the three and six months ended June 30, 2005. Sales to our ten largest customers accounted for 35% of total revenue in the three months ended June 30, 2004 and 33% of total revenue in the six months ended June 30, 2004. No customer accounted for more than 10% of total revenue in the three months ended June 30, 2005. One customer accounted for more than 10% of total revenue in six months ended June 30, 2005. No single customer accounted for more than 10% of total revenue in the three and six months ended June 30, 2004. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.
     License. The license revenue that we recognize in any given period is directly related to the number and size of our license orders. The average license order for the three months ended June 30, 2005 was $136,000 compared to $92,000 during the same period in 2004. The average license order was $227,000 for the six months ended June 30, 2005 as compared to $134,000 during the same period in 2004. A few large license orders usually comprise a large percentage of our sales and as such our average license order size fluctuates significantly from period to period. Due to the rapidly changing business environment, we expect that we will continue to see fluctuations in the size of our average license order.
     License revenue increased 15% from $1.9 million in the three months ended June 30, 2004 to $2.1 million in the three months ended June 30, 2005. License revenue increased 44% from $5.3 million in the six months ended June 30, 2004 to $7.6 million in the six months ended June 30, 2005. The maturation of the market in which we compete has resulted in fewer total orders as competition has increased for a smaller pool of potential buyers.
     Service and other. The level of service revenue is affected by the number and size of license sales in a given period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue includes revenue from support renewals, which are dependent upon our installed license base. Service and other revenue decreased 16% from $11.8 million in the three months ended June 30, 2004 to $10.2 million in the three months ended June 30, 2005. Service and other revenue decreased 7% from $22.7 million in the six months ended June 30, 2004 to $21.3 million in the six months ended June 30, 2005. Consulting revenue decreased between 2004 and 2005 due to both a decline in the number and scope of consulting projects. Support revenue decreased between 2004 and 2005 due to approximately $325,000 of additional support renewal revenue from maintenance contracts that had expired in the previous period and $195,000 of first year support revenue that was recognized for the six months ended June 30, 2004.
Cost of Revenue
     License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenue increased 126% from $126,000 in the three months ended June 30, 2004 to $285,000 in the three months ended June 30, 2005. Cost of license revenue increased 26% from $324,000 in the six months ended June 30, 2004 to $407,000 in the six months ended June 30, 2005 due to the increase in license revenue. Future fluctuations in cost of license revenue are dependent upon increases or decreases in sales of those particular products which incorporate third-party technology.
     Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenue decreased 11% from $5.9 million in the three months ended June 30, 2004 to $5.3 million in the three months ended June 30, 2005. This decrease was primarily due to a $500,000 decrease in salary-related expense due to lower average headcount for the period. Cost of service and other revenue decreased 9% from $12.0 million in the six months ended June 30, 2004 to $11.0 million in the six months ended June 30, 2005. This decrease was primarily due to reduced salary and related expenses of $1.1 million for lower headcount, offset by an increase of $100,000 in external consulting expense. For the next quarter, we expect that cost of revenue will remain flat compared to the quarter ended June 30, 2005.
Operating Expenses
     During the second quarter of 2005, we commenced a workforce reduction plan designed to reduce our cost structure. The plan calls for a workforce reduction of approximately 15% from the levels as March 31, 2005 and is expected to continue through the third quarter of 2005. Severance charges were $638,000 and $1.3 million for the three months ended June 30, 2005 and 2004 respectively. Severance charges for the six months ended June 30, 2005 were $646,000 compared to $1.5 million for the comparable period in the prior year. Severance charges are primarily the result of our efforts to bring spending in line with revenue and are separately allocated to sales and marketing, research and development, and general and administrative.
     Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 16% from $5.8 million in the three months ended June 30, 2004 to $4.9 million in the three months ended June 30, 2005. This decrease was primarily due to decreases in salary and related expenses of $482,000, lower external consulting expenses of $200,000 reduced recruiting expenses of $89,000, as well as related decreases in most other expense areas as a result of our cost containment efforts. Sales and marketing expenses decreased 21% from $12.4 million in the six months ended June 30, 2004 to $9.8 million in the six months ended June 30, 2005. This decrease was primarily due to lower salary and related expenses of $1.5 million, lower marketing program expenses of $208,000, lower external consulting expenses of $160,000, reduced travel expenses of $61,000, as well as related decreases in most other expense areas as a result of our continuous cost containment efforts. For the next quarter, we expect that sales and marketing expenses will increase slightly compared to the quarter ended June 30, 2005 due to higher variable compensation expenses.
     Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses increased 15% from $4.2 million in the three months ended June 30, 2004 to $4.8 million in the three months ended June 30, 2005. This increase is primarily due to the increase of offshore resources for development projects of $516,000. Research and development expenses increased 6% from $8.9 million in the six months ended June 30, 2004 to $9.4 million in the six months ended June 30, 2005. This increase was primarily due to the increase of offshore resources for development of $600,000, offset by lower salary and related expenses of $120,000 due to fewer employees. For the next quarter, we expect that research and development expenses will remain flat compared to the quarter ended June 30, 2005.
     General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 19% from $3.6 million in the three months ended June 30, 2004 to $2.9 million in the three months ended June 30, 2005. This decrease was primarily attributable to a decrease of $345,000 in salaries and related expenses due to lower headcount, a $98,000 decrease in equipment related expense, a $84,000 decrease in depreciation expense due to expiring hardware, and a $67,000 decrease in travel and entertainment expense as well as related decreases in most other expense areas as a result of our cost containment efforts. General and administrative expenses decreased 6% from $6.9 million in the six months ended June 30, 2004 to $6.5 million in the six months ended June 30, 2005. This decrease was primarily attributable to lower salary and related expenses of $284,000, and lower external consulting costs of $138,000. For the next quarter, we expect that general and administrative expenses will decrease slightly compared to the quarter ended June 30, 2005 due to severance expenses incurred during the three months ended June 30, 2005.

     Stock-based compensation. Total stock-based compensation expenses were $21,000 for the three months ended June 30, 2005 and $302,000 for the three months ended June 30, 2004. Total stock-based compensation expenses were $83,000 for the six months ended June 30, 2005 and $343,000 for the six months ended June 30, 2004. The expense related to the restricted stock award, issued in the first quarter of 2005, is being recognized over a four year period as service is rendered. We recorded $21,000 in stock-based compensation expense in the quarter ended June 30, 2005 related to this award. In addition, we recorded $55,000 in stock-based compensation expense for a stock award granted to a former member of our Board of Directors. In the six months ended June 30, 2004, our stock-based compensation consisted solely of the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999.
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
     During the first six months of 2005, we incurred $605,000 in restructuring costs as compared to $624,000 during the first six months of 2004. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
     As of June 30, 2005, $10.4 million related to facility closures remains accrued from all of our restructuring actions net of $2.1 million of estimated future sublease income and $1.8 of contractual future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.
     The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed sublease agreements for two of the four remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is the best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities
     Interest income and other income (expense), net. Interest and other income (expense) increased (net) 16%, from $288,000 in the three months ended June 30, 2004 to $341,000 in the three months ended June 30, 2005. The decrease is primarily attributable to higher interest income due to lower cash and higher investment balances and higher interest rate, as well as an increase in foreign currency exchange gain. Interest and other income (expense) increased (net) 31%, from $399,000 in the six months ended June 30, 2004 to $579,000 in the six months ended June 30, 2005. The increase is primarily attributable to higher interest income due to higher interest rate and investment balances.
Provision for income taxes
     We recorded an income tax provision of $55,000 and $102,000 for the three months and six months ended June 30, 2005. We recorded an income tax provision of $174,000 and $294,000 for the three and six-months ended June 30, 2004. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions.
     Based on the cumulative pre-tax losses that we have sustained, we have recorded a deferred tax asset at both June 30, 2005 and June 30, 2004. Because we cannot determine that it is more likely than not that we will be able to utilize the deferred tax assets in the future, we have also recorded valuation allowances in an amount equal to our net deferred tax assets as of June 30, 2005 and June 30, 2004.
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

Liquidity and Capital Resources

	For the six months ended		Percent Change
	June 30		2005 vs.
	2005	2004	2004
	(in thousands)

Cash, cash equivalents and short-term investments	$71,146	$85,183	(16%)
Short-term liabilities	27,246	30,412	(10%)
Long-term liabilities	6,219	10,004	(38%)
Net cash used in operating activities	(6,737)	(6,678)	1%
Net cash provided by investing activities	7,078	54,380	(87%)
Net cash provided by financing activities	49	676	(93%)
     The current source and use of our cash and investment balances is primarily cash receipts from customers and cash payments to vendors and employees, as we do not have any outstanding debt. The downward trend in our revenue has affected our cash flows and contributed to a negative cash flow from operations in each quarter in 2004 and in the first and second quarters of 2005. The decline in our cash and investment balances is summarized in the table below:

	Six Months Ended June 30
	2005	2004
Beginning cash and investment balances	$78,563	$91,536
Cash receipts from customers	33,128	36,355
Miscellaneous cash receipts	517	2,070
Investment income	872	504
Cash payments to vendors and employees	(41,934)	(45,282)

Ending cash and investment balances	$71,146	$85,183

Net decrease in cash and investment balances	$(7,417)	$(6,353)

Payments to vendor and employess in excess of cash receipts from customers	$8,806	$8,927

     Cash, cash equivalents and short term investments were $85.2 million at June 30, 2004 compared to $71.1 million at June 30, 2005, representing a decrease of $14.1 million. Our cash and investment balances declined $7.4 million during the six months ended June 30 of 2005 compared to a decline of $6.4 million during the six months ended June 30, 2004. The decrease in the first six months of 2005 was slightly higher than the decrease in the first six months of 2004 primarily due lower average cash collections of approximately $3.8 million.
     Our total cash receipts during the six months ended June 30, 2005 was approximately $4.4 million less than total cash receipts in the same period of 2004. The decline in cash receipts of approximately $3.2 million was primarily attributable to lower cash collections of accounts receivable due to lower accounts receivable balances. In addition, cash receipts of approximately $1.5 million for the sales of our interest in China operation in 2003 was classified as other cash receipts in January of 2004. Cash receipts from investment income was $368,000 higher in the six months ended June 30, 2005 as compared to the same period of 2004 due to of higher interest rates and average short-term investment balances.
     Our total cash payments to vendors and employees decreased approximately $3.3 million to $42.0 million in the six months ended June 30, 2005 from $45.3 million during the six months ended June 30, 2004. The main reason for this decrease was attributable to the decrease in salary and related expenses due to lower average headcount in the six months of 2005 of 287 employees compared to an average of 330 employees in the same period of 2004.
     Net cash used in operating activities increased by $59,000, or 1%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The slight increase was primarily attributable to the following:
•	lower net loss of $4.9 million

•	decrease of $3.8 million in cash receipts in accounts receivable from $6.3 million in the six months ended June 30, 2004 to $2.5 million in the six months ended June 30, 2005

•	decrease of $738,000 non-cash add back depreciation and amortization, provision of income taxes, and stock based compensation due to expiring hardware and lower stock-based compensation expense recorded in 2005

•	net expenditure of $515,000 of prepaid services in the six months ended June 30, 2005 as compared to total purchases in the same period of 2004

•	net increase of $123,000 in changes in our current and other assets, accounts payable, and long term liabilities
     Net cash provided by investing activities decreased $47.3 million, or 87%, for the first six months of 2005 compared to 2004. This decrease was mainly because we sold at maturity $39.0 million less in short term investments in the first six months of 2005 than in 2004. Net cash of $7.8 million provided by net sales and purchases of investments was partially used to fund operating loss of $8.4 million, cash payments for restructuring of approximately $3.3 million and cash payments for the purchase of equipment for $737,000.
     Net cash provided by financing activities decreased $627,000, or 93%, for the first six months of 2005 compared to 2004. This decrease was primarily due to a decrease in stock option exercises over the prior year.
     For the quarter ended June 30, 2005, our total deferred revenue balance, which includes long term deferred revenue of $937,000 reported in other long term liabilities in our consolidated balance sheets, increased $1.7 million from $11.8 million at December 31, 2004 to $13.5 million at June 30, 2005. This increase was primarily due to an increase in support renewals of $1.6 million.
   Contractual Cash Obligations and Commitments
     As of June 30, 2005, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of December 31, 2004.

   Off-Balance Sheet Arrangements
     At June 30, 2005, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
   Credit Facilities with Silicon Valley Bank
     We entered into a Loan and Security Agreement with Silicon Valley Bank dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million, and another modification on June 27, 2005 to reduce the line of credit to $6.5 million. The latest modification reduces our requirement to maintain minimum cash, cash equivalents, and short-term investments balance from $30.0 million to $12.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as backup for letters of credit, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The line of credit is unsecured.
     As of June 30, 2005, we have not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $3.7 million related to certain office leases at June 30, 2005. Fees related to the outstanding letters of credit totaled $25,000 and $32,000 for the six months ended June 30, 2005 and 2004, respectively.
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
     In the past, we have invested significantly in our operations. We plan to selectively invest in research and development and sales and marketing in 2005 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures for the next six months through December 31, 2005 to be approximately $500,000. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.
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
     During the second quarter of 2005, we recorded revenue of $50,000 from QilinSoft and incurred charges of $580,000 for development work performed by QilinSoft, recorded in research and development expense.
     During the six months ended June 2005, we recorded revenue of $100,000 from QilinSoft and incurred charges of approximately $1.0 million for development work performed by QilinSoft recorded in research and development. At June 30, 2005, we owed QilinSoft $201,000 for development work performed in the second quarter of 2005 and due by July 31, 2005 and we had no outstanding receivable balances due from QilinSoft.
     At June 30, 2004, we owed QilinSoft $127,000 for development work performed in the second quarter of 2004.

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
     We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized loss was $55,000 at June 30, 2005, and $52,000 at June 30, 2004.
     We do not have cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.
     There has been no material change in our interest rate exposure since June 30, 2005.
     The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less. Cash equivalent consist of money market funds and short-term investments which have an original maturity date of 90 days or less from the time of purchase.
     Table of investment securities (in thousands) as of June 30:

		2005
		Average		2004
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalent	$32,454	0.63%	$57,001	0.35%
Short-term investments	38,692	3.25%	28,182	1.31%

Total cash and investment securities	$71,146		$85,153

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
     We had no outstanding forward contracts as of June 30, 2005 and did not enter into any forward contracts during the six months ended June 30, 2005.
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
     We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $226.1 million as of June 30, 2005. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a year to date charge of $605,000 in 2005, $1.1 million in 2004, $16.1 million in 2003, and $19.5 million in 2002. Despite these measures in order to remain competitive we intend to continue investing in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license and support revenue from BusinessWare and our business could be materially harmed by factors that adversely affect the pricing and demand for BusinessWare.
     Since 1998, a majority of our total revenue has been, and is expected to be, derived from the license and support of our BusinessWare product and for applications built for that product. Accordingly, our future operating results will depend on the demand for BusinessWare and support by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our product may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenue.
Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.
     During the second quarter of 2005, we had a net loss of $6.0 million and our operating activities used $6.7 million of cash. As of June 30, 2005, we had approximately $71.1 million in cash and cash equivalents and short-term investments, $53.7 million in working capital, $27.2 million in short-term liabilities, and $6.2 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
     Sales to our ten largest customers accounted for 45% of total revenue in the both three and six months ended June 30, 2005. No single customer accounted for more than 10% of total revenue during the three months ended June 30, 2005. One customer accounted for more than 10% of total revenue during the six months ended June 30, 2005. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue
If we are not successful in developing industry specific pre-built process applications based on BusinessWare, our ability to increase future revenue could be harmed.
     We have developed and intend to continue to develop pre-built process applications based on BusinessWare which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including healthcare and insurance, telecommunications, manufacturing, finance and other industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standards organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted pre-built process applications or these pre-built process applications do not achieve market acceptance, our ability to increase future revenue could be harmed.
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
     The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Fiarano, FileNet, Fuego, IBM Corporation, Intalio, Microsoft Corporation, Oracle/Peoplesoft, PolarLake, SAP, Savvion, SeeBeyond Technology (acquired by Sun Microsystems), Sonic Software, Sungard, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle/PeopleSoft and SAP AG.
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
     Our programs utilize Java programming technology provided by Sun Microsystems, which recently announced the acquisition of one of our competitors, SeeBeyond Technologies. If Sun Microsystems denies or delays our access to this Java programming technology, our business will be harmed.
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
     We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During the six months ended June 30, 2005, 46% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.

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
     Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of June 30, 2005, our executive officers, directors and their affiliates beneficially own approximately 35% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.
Item 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures” as this term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management has necessarily applied its judgment in evaluating the costs versus the benefits of the possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, but there can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions.
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
     Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Due to the material weakness discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of June 30, 2005.
     Changes in internal controls. During the second quarter of 2005, we continued to implement remediation steps to address the material weakness discussed above. As of June 30, 2005, we completed implementation of remedial procedures related to revenue recognition by performing all revenue recognition duties for our subsidiary at our corporate offices and realigning all revenue recognition duties, such that accounting for our subsidiary reports directly into our corporate offices. We expect that future tests of internal controls over the Japanese location will determine that the controls are operating effectively.
     Except as discussed above, there were no changes in our internal controls over financial reporting that occurred in the second quarter of 2005 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

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
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to Vote of Security Holders
The annual meeting of stockholders of Vitria Technology, Inc. was held on May 26, 2005 for the purpose of:
(1)	electing two Class III directors to serve until the 2008 annual meeting of stockholders;

(2)	to ratify the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2005; and

(3)	to transact such other business as may properly come before the meting or any adjournment or postponement thereof.
Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals was recorded as follows:
Proposal 1:
Election of two directors for three-year terms expiring at the 2008 annual meeting:

Nominee	For	Withheld
JoMei Chang, Ph.D.	31,787,865	373,716
Dennis P. Wolf	31,883,473	278,108
Proposal 2:
The selection of BDO Seidman, LLP as our independent registered accounting firm for our fiscal year ending December 31, 2005 was ratified by the following vote:

For	Against	Abstain
32,105,690	36,019	19,872
Item 5. Other Information
     Please see “Liquidity and Capital Resources — Credit Facilities with Silicon Valley Bank regarding our amendment on June 27, 2005 of our Loan and Security Agreement with Silicon Valley Bank.”
Item 6. Exhibits
a) Exhibits

Exhibit 10.41 (1)	Offer letter by and between John Parillo and Vitria, dated May 12, 2005.

Exhibit 10.42 (2)	Non-Employee Director Compensation Policy

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

(1)	Filed as exhibit 10.41 to our Current Report on Form 8-K, dated May 12, 2005 and filed on May 18, 2005 and incorporated herein by reference.

(2)	Filed as exhibit 10.42 to our Current Report on Form 8-K, dated June 21, 2005 and filed on June 24, 2005 and incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2005.

Vitria Technology, Inc.

Date: August 8, 2005	By: /s/ MICHAEL D. PERRY

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.41 (1)	Offer letter by and between John Parillo and Vitria, dated May 12, 2005.

Exhibit 10.42 (2)	Non-Employee Director Compensation Policy

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

(1)	Filed as exhibit 10.41 to our Current Report on Form 8-K, dated May 12, 2005 and filed on May 18, 2005 and incorporated herein by reference.

(2)	Filed as exhibit 10.42 to our Current Report on Form 8-K, dated June 21, 2005 and filed on June 24, 2005 and incorporated herein by reference.
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