Form 10-Q
period 2005-09-30
VITRIA TECHNOLOGY INC
filed 2005-11-04
CIK 1050808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐No ☑
The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of November 3, 2005 was 33,709,204 shares.

VITRIA TECHNOLOGY, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vitria Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$27,139	$32,106
Short-term investments	38,113	46,457
Accounts receivable, net	10,141	10,529
Other current assets	2,488	1,880

Total current assets	77,881	90,972

Property and equipment, net	1,227	1,053
Other assets	748	872

Total assets	$79,856	$92,897

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,456	$1,777
Accrued compensation	3,874	4,186
Other accrued liabilities	5,179	4,086
Accrued restructuring expenses	4,400	6,091
Deferred revenue	11,218	11,082

Total current liabilities	26,127	27,222

Long-Term Liabilities:
Accrued restructuring expenses	4,486	7,332
Other long-term liabilities	1,486	750

Total long-term liabilities	5,972	8,082

Commitments and Contingencies
Stockholders’ Equity:
Common Stock	34	33
Additional paid-in capital	276,029	275,366
Unearned stock-based compensation	(292)	—
Accumulated other comprehensive income	485	382
Accumulated deficit	(228,003)	(217,692)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	47,757	57,593

Total liabilities and stockholders’ equity	$79,856	$92,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
License	$3,929	$3,066	$11,497	$8,331
Service and other	9,559	13,234	30,882	35,923

Total revenue	13,488	16,300	42,379	44,254

Cost of revenue:
License	797	227	1,204	551
Service and other	4,711	5,900	15,685	17,900

Total cost of revenue	5,508	6,127	16,889	18,451

Gross profit	7,980	10,173	25,490	25,803

Operating expenses:
Sales and marketing	4,784	4,672	14,629	17,029
Research and development	3,878	4,388	13,256	13,249
General and administrative	1,644	3,121	8,144	9,980
Stock-based compensation	22	6	105	349
Restructuring	38	173	645	797

Total operating expenses	10,366	12,360	36,779	41,404

Loss from operations	(2,386)	(2,187)	(11,289)	(15,601)
Interest income	526	277	1,398	780
Other income (expense), net	30	79	(263)	(25)

Net loss before income taxes	(1,830)	(1,831)	(10,154)	(14,846)

Provision for income taxes	55	221	157	515

Net loss	$(1,885)	$(2,052)	$(10,311)	$(15,361)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.31)	$(0.47)

Weighted average shares used in computing basic and diluted net loss per share	33,524	33,196	33,459	32,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(10,311)	$(15,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	26	37
Forgiveness of note receivable from employees	—	193
Depreciation	895	1,550
Stock-based compensation	105	349
Provision for doubtful accounts	(146)	(155)
Changes in assets & liabilities:
Accounts receivable	534	7,124
Other current assets	(608)	790
Other assets	124	94
Accounts payable	(321)	801
Accrued liabilities	947	(83)
Accrued restructuring charges	(4,537)	(4,506)
Deferred revenue	136	(1,361)
Other long term liabilities	736	(45)

Net cash used in operating activities	(12,420)	(10,573)

Investing activities:
Purchases of property and equipment	(1,149)	(152)
Purchases of investments	(52,995)	(48,587)
Maturities of investments	61,389	85,540

Net cash provided by investing activities	7,245	36,801

Financing activities:
Issuance of common stock, net	267	1,075
Reduction of lease payable	(166)	—

Net cash provided by financing activities	101	1,075

Effect of exchange rates on changes on cash and cash equivalents	107	(78)

Net increase (decrease) in cash and cash equivalents	(4,967)	27,225
Cash and cash equivalents at beginning of period	32,106	8,782

Cash and cash equivalents at end of period	$27,139	$36,007

Supplemental disclosures of cash flow information:
Income taxes paid	$233	$584

Interest paid	$14	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Vitria Technology, Inc (the “Company” or “Vitria”) and its subsidiaries. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Recent Pronouncements
     In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinions (“APB”) 20 Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first fiscal quarter of 2006.
     Stock-based compensation
     We currently account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of (SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-based Compensation – Transition and Disclosure. Under APB 25 and related interpretations, compensation is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price. Unearned compensation is amortized and expensed in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Stock Option or Award Plan, using the multiple option approach. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issued Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
     In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. We are required to adopt SFAS 123(R) starting in the first fiscal quarter of 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.
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
     The fair value of our stock-based awards to employees in the table below was estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

		Three Months Ended,				Nine Months Ended,
		September 30				September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	Stock option plans		ESPP		Stock option plans		ESPP
Risk-free interest rate	4.18%	3.92%	2.70%	3.08%	3.95%	3.32%	2.73%	3.14%
Expected Lives (in years)	2	3	2	2	2	3	1	2
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Expected volatility	66%	121%	77%	137%	66%	123%	91%	138%
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

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,885)	$(2,052)	$(10,311)	$(15,361)
Add: stock-based employee compensation expense included in reported net loss, net of applicable tax effects	22	6	105	349
Deduct: total stock-based compensation expense determined under the fair value based method for all awards, net of applicable tax effects	(218)	(1,221)	(1,758)	(3,196)

Pro forma net loss	$(2,081)	$(3,267)	$(11,964)	$(18,208)

Net loss per share as reported	$(0.06)	$(0.06)	$(0.31)	$(0.47) (0.47)

Pro forma net loss per share	$(0.06)	$(0.10)	$(0.36)	$(0.55)

Total shares used in calculation	33,524	33,196	33,459	32,993

     In determining the pro forma net loss per share, we included stock-based compensation expense (determined under the fair value based method) in the pro forma net loss during the three and nine months ended September 30, 2005 and September 30, 2004. This is the result of adjustments to reverse previously recognized stock-based compensation expense on employee options forfeited prior to the employee earning the award. Forfeitures refer to awards that do not vest because service or employment requirements are not met. In accordance with SFAS 123, we based our initial estimate of stock-based compensation expense on the total number of options granted. Adjustments are made in the period of forfeiture to reverse previously recognized stock-based compensation expense associated with the unearned portion of a forfeited award.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted net loss per share:

Net loss	$(1,885)	$(2,052)	$(10,311)	$(15,361)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	33,524	33,196	33,459	32,995
Less shares subject to repurchase	0	0	0	(2)

Denominator for basic and diluted net loss per share	33,524	33,196	33,459	32,993

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.31)	$(0.47)

     The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	145	12	148	365
Common stock subject to repurchase agreements	0	0	0	2

Total	145	12	148	367

3) Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale marketable securities. Vitria’s total comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(1,885)	(2,052)	$(10,311)	$(15,361)
Other comprehensive income (loss):
Foreign currency translation adjustment	74	81	52	(78)
Unrealized gain (loss) on securities	0	5	50	(50)

Comprehensive loss	$(1,811)	$(1,966)	$(10,209)	$(15,489)

     The components of accumulated other comprehensive gain (loss) was as follows (in thousands):

	September 30,	December 31,
	2005	2004
Foreign currency translation	$539	$487
Unrealized gain (loss) on marketable debt securities	(55)	(105)

Total accumulated other comprehensive gain	$484	$382

4) Stock-Based Compensation
     Total stock-based compensation expenses were $22,000 and $6,000 for the three months ended September 30, 2005 and 2004 respectively. Total stock-based compensation expenses were $105,000 and $349,000 for the nine months ended September 30, 2005 and 2004 respectively. During the nine months ended September 30, 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $50,000 in stock-based compensation expense in the quarter ended September 30, 2005 related to this award. In addition, we recorded $55,000 in stock-based compensation expense in the first quarter of 2005 for a stock award granted to a former member of our Board of Directors. In the nine months ended September 30, 2004, our stock-based compensation consisted solely of the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999.
     Stock-based compensation is broken down as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of revenue	$—	$1	$—	$77
Sales and marketing	—	2	—	71
Research and development	—	2	—	84
General and administrative	22	1	105	117

Total stock-based compensation	$22	$6	$105	$349

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
     During the three and nine months ended September 30, 2005, we incurred $38,000 and $645,000, respectively in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
     As of September 30, 2005, $8.9 million related to facility closures remains accrued from all of our restructuring actions net of $2.0 million of estimated future sublease income and $1.5 million of contractual future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003. In the nine months ended September 30, 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord has not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005, representing the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.

	Facilities
	consolidation	Severance	Total
Fiscal 2002 restructuring	$15,358	$4,158	$19,516
Cash payments	(2,592)	(4,014)	(6,606)
Fixed assets write-offs	(463)	—	(463)
Reclassifications of deferred rent	747	—	747

Balance at December 31, 2002	13,050	144	13,194

Fiscal 2003 restructuring	12,077	2,477	14,554
Cash payments	(5,627)	(2,621)	(8,248)
Fixed assets write-offs	(2,247)	—	(2,247)
Facilities adjustment and accretion	1,229	—	1,229
Severance	—	330	330

Balance at December 31, 2003	18,482	330	18,812

Cash payments	(6,295)	(330)	(6,625)
Facility adjustments and accretion	1,236	—	1,236

Balance at December 31, 2004	13,423	—	13,423

Cash payments	(4,840)	—	(4,840)
Facility adjustments and accretion	645	—	645
Reclassifications of accrued rent	(342)	—	(342)

Balance at September 30, 2005	$8,886	$—	$8,886

     The facilities consolidation charges for all of our restructuring actions were calculated using our best estimates at each respective reporting period and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed several sublease agreements. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third- party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.
6) Deferred Revenue
     Deferred revenue is comprised primarily of deferred maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue are generally recognized as the services are performed. Long term deferred revenue is part of other long-term liabilities on our Consolidated Balance Sheets and totaled $1.4 million as of September 30, 2005 and $673,000 as of December 31, 2004. Total deferred revenue was $12.6 million at September 30, 2005 and $11.8 million at December 31, 2004.

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
     The following table is a summary of our related party revenue and service fees for the three and nine months ended September 30, 2005 and 2004, and our related party accounts receivable and accounts payable and accruals at September 30, 2005 and December 31, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue from QilinSoft	$50	$25	$150	$75
Research and development expense incurred with QilinSoft	$1,000	$176	$2,000	$351

	September 30, 2005		December 31, 2004
		Trade		Trade
	Trade	Accounts	Trade	Accounts
	Accounts	Payable and	Accounts	Payable and
	Receivable	Accruals	Receivable	Accruals
QilinSoft LLC	$—	$707	$—	$102
     We experienced an increase in outsourced research and development costs incurred with QilinSoft LLC during the nine months ended September 30, 2005, and we expect this trend to continue in future periods.
8) Credit Facilities with Silicon Valley Bank
     We entered into a Loan and Security Agreement with Silicon Valley Bank dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million, and another modification on June 27, 2005 reduced the line of credit to $6.5 million. The latest modification reduces our requirement to maintain minimum cash, cash equivalents, and short-term investments balance from $30.0 million to $12.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as backup for letters of credit, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The line of credit is unsecured.
     As of September 30, 2005, we have not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $2.8 million related to certain office leases at September 30, 2005. Fees related to the outstanding letters of credit totaled $31,000 and $45,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
     During the third quarter of 2005, no customer accounted for more than 10% of our revenue. During the nine months ended September 30, 2005, one customer accounted for more than 10% of our revenue, and as of September 30, 2005, the account receivable balance from this customer was less than 1% of our total accounts receivable balance.
     As of September 30, 2005 we had one customer whose accounts receivable balance accounted for more than 10% of our accounts receivable balance.
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
     We execute our strategy in two ways. First, we offer a software platform for business process integration. Customers use our platform to create and deploy process and integration content (such as process models and data transformations) to meet their unique needs. Second, we offer pre-built process applications with our platform to support selected business processes in specific industries. By providing Vitria-built content, based on industry standards and best practices, our applications are designed to reduce customer implementation time while providing an adaptable business process integration framework for meeting future needs.
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
     Our business process integration platform products have faced increasing competition over the past few years, and we expect this trend to continue as market adoption of lower-level integration technologies like messaging, transformation, and web services continues to shift towards evolving industry standards supported by a broad range of software vendors.
     Consequently, we expect our pre-built process applications product line to be an important source of our revenue in the years ahead. By combining the capabilities and flexibility of the BusinessWare platform with pre-built content for specific types of business process, we believe that our pre-built process applications can provide significant business value to customers.
     In the quarter ended September 30, 2005, we received our first order for Resolution Accelerator, Vitria’s new business process application for managing business process exceptions. Business process exceptions are created when transactions are diverted from their normal process path due to incomplete or erroneous data, specific business policies, or factors external to the process. Resolution Accelerator provides capabilities to fix a variety of problems and reinsert affected transactions back into the normal process flow. This can reduce processing costs and delays while increasing process accuracy and visibility.

     Also in the quarter ended September 30, 2005, we received our first order for Smart Gateway, Vitria’s new business process application for automated validation, routing, splitting, and aggregation of electronic documents. Smart Gateway can help customers centralize their business logic for managing the flow of orders, invoices, insurance claims, and other documents to and from multiple partners and internal systems.
     In the last quarter of this year, we are working to find new customers for our pre-built process applications, sell more of our BusinessWare platform products, improve execution in sales and marketing, expand our strategic alliances to increase our revenue opportunities and renew enterprise license agreements with some of our customers.
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
  Revenue Recognition
     We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for that element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Our normal payment terms currently range from “net 30 days” to “net 90 days” and are determined on a deal by deal basis. We defer revenue for those agreements that exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectability concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectability is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.
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
  Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. When we believe a collectability issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. Accounts 180 days past due are typically fully reserved. In addition, we record an allowance on the remainder of our receivables that are still in good standing. When determining this allowance, we consider the probability of recoverability based on our past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. From this, we develop an allowance provision based on the percentage of likelihood that our aged receivables will not be collected. Historically, our actual losses have been consistent with our provisions. Customer accounts receivable balances are written off against the allowance for doubtful accounts when they are deemed uncollectible.
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
     We recorded $645,000 in restructuring charges related to the realignment of our business operations in 2005. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
     As of September 30, 2005, we have $8.9 million in accrued restructuring expenses consisting entirely of lease payments for facilities we restructured in 2003 and 2002. In the three months ended March 31, 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord has not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005, representing the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.
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

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2005 and September 30, 2004
          The following table sets forth the results of operations for the three and nine months ended September 30, 2005 and 2004, expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
License	29%	19%	27%	19%
Service and other	71%	81%	73%	81%

Total revenue	100%	100%	100%	100%

Cost of revenue
License	6%	1%	3%	1%
Service and other	35%	36%	37%	40%

Total cost of revenue	41%	37%	40%	41%

Gross profit	59%	63%	60%	59%

Operating expenses
Sales and marketing	36%	29%	35%	38%
Research and development	29%	27%	31%	30%
General and administrative	12%	19%	19%	23%
Amortization of stock-based compensation	0%	0%	0%	1%
Restructuring charges	0%	1%	2%	2%

Total operating expenses	77%	76%	87%	94%

Loss from operations	(18%)	(13%)	(27%)	(35%)
Interest income	4%	2%	3%	2%
Other income (expenses), net	0%	0%	(1%)	0%

Net loss before income taxes	(14%)	(11%)	(25%)	(33%)
Provision for income taxes	0%	1%	0%	1%

Net loss	(14%)	(12%)	(25%)	(34%)

Revenue
          We recognized approximately 63% of our revenue from customers outside the United States in the three months ended September 30, 2005 and 48% of our revenue from customers outside the United States in the nine months ended September 30, 2005, compared to 46% in the three months ended September 30, 2004 and 44% in the nine months ended September 30, 2004. To date, we have not experienced significant seasonality of revenue. We expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
          Sales to our ten largest customers accounted for 41% of total revenue in the three months ended September 30, 2005 and 39% of total revenue in the nine months ended September 30, 2005. Sales to our ten largest customers accounted for 49% of total revenue in the three months ended September 30, 2004 and 37% of total revenue in the nine months ended September 30, 2004. No customer accounted for more than 10% of total revenue in the three months ended September 30, 2005. One customer accounted for more than 10% of total revenue in the nine months ended September 30, 2005. No single customer accounted for more than 10% of total revenue in the three and nine months ended September 30, 2004. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products.
          License. The license revenue that we recognize in any given period is directly related to the number and size of our license orders. The average license order for the three months ended September 30, 2005 was $162,000 compared to $245,000 during the same period in 2004. The average license order was $203,000 for the nine months ended September 30, 2005 as compared to $161,000 during the same period in 2004. A few large license orders usually comprise a large percentage of our sales and as such our average license order size fluctuates significantly from period to period. Due to the rapidly changing business environment, we expect that we will continue to see fluctuations in the size of our average license order. License revenue increased 28% from $3.1 million in the three months ended September 30, 2004 to $3.9 million in the three months ended September 30, 2005. License revenue increased 38% from $8.3 million in the nine months ended September 30, 2004 to $11.5 million in the nine months ended September 30, 2005.
          Service and other. The level of service revenue is affected by the number and size of license sales in a given period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue includes revenue from support renewals, which are dependent upon our installed license base. Service and other revenue decreased 28% from $13.2 million in the three months ended September 30, 2004 to $9.6 million in the three months ended September 30, 2005. Service and other revenue decreased 14% from $35.9 million in the nine months ended September 30, 2004 to $30.9 million in the nine months ended September 30, 2005. Consulting revenue decreased $3.6 million between 2004 and 2005 due to both a decline in the number and scope of consulting projects. Support revenue decreased between 2004 and 2005 due to the inclusion of approximately $535,000 of support renewal revenue in 2004 from maintenance contracts that had expired in the previous period and $247,000 of first year support revenue that was recognized for the nine months ended September 30, 2004.
Cost of Revenue
          License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenue increased 250% from $227,000 in the three months ended September 30, 2004 to $797,000 in the three months ended September 30, 2005. Cost of license revenue increased 118% from $551,000 in the nine months ended September 30, 2004 to $1.2 million in the nine months ended September 30, 2005 due to an upgrade of embedded third-party technology which was made available to all existing customers who had the previous version of that technology. Future fluctuations in cost of license revenue are dependent upon increases or decreases in sales of those particular products which incorporate third-party technology.
          Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenue decreased 25% from $5.9 million in the three months ended September 30, 2004 to $4.7 million in the three months ended September 30, 2005. This decrease was primarily due to a $513,000 decrease in salary-related expense due to lower average headcount for the period, a $441,000 decline in external consulting expense, and an $111,000 decrease in travel expense. Cost of service and other revenue decreased 14% from $17.9 million in the nine months ended September 30, 2004 to $15.7 million in the nine months ended September 30, 2005. This decrease was primarily due to reduced salary and related expenses of $1.0 million for lower headcount, a decrease of $217,000 in external consulting expense, as well as related decrease in most other expense areas as a result of our continuous cost containment efforts. For the next quarter, we expect that cost of revenue will remain flat compared to the quarter ended September 30, 2005.
Operating Expenses
          During the second quarter of 2005, we commenced a workforce reduction plan designed to reduce our ongoing cost structure. The plan called for a workforce reduction of approximately 15% from the levels as March 31, 2005 and continued through the third quarter of 2005. Severance charges were $200,000 and $137,000 for the three months ended September 30, 2005 and 2004 respectively. Severance charges for the nine months ended September 30, 2005 were $845,000 compared to $1.6 million for the comparable period in the prior year. Severance charges are primarily the result of our efforts to bring spending in line with revenue and are separately allocated to sales and marketing, research and development, and general and administrative.
          Sales and marketing. Sales and marketing expenses consist of salaries, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses increased 2% from $4.7 million in the three months ended September 30, 2004 to $4.8 million in the three months ended September 30, 2005. This increase was primarily due an increase in external training expenses of $125,000. Sales and marketing expenses decreased 14% from $17.0 million in the nine months ended September 30, 2004 to $14.6 million in the nine months ended September 30, 2005. This decrease was primarily due to lower salary and related expenses of $1.3 million, a decrease in external consulting cost of $449,000, lower marketing program expenses of $341,000, as well as related decreases in most other expense areas as a result of our continuous cost containment efforts. For the next quarter, we expect that sales and marketing expenses will remain flat compared to the quarter ended September 30, 2005.
          Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 12% from $4.4 million in the three months ended September 30, 2004 to $3.9 million in the three months ended September 30, 2005. This decrease is primarily due to the decrease in salary and related expense of $480,000 due to fewer employees. Research and development expenses remained flat at $13.2 million in the nine months ended September 30, 2004 compared to $13.3 million in the nine months ended September 30, 2005. This consistency was primarily due to the increase of offshore resources for development of $651,000, offset by lower salary and related expenses of $601,000 due to fewer employees. For the next quarter, we expect that research and development expenses will increase slightly compared to the quarter ended September 30, 2005.
          General and administrative. General and administrative expenses consist of salaries for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 47% from $3.1 million in the three months ended September 30, 2004 to $1.6 million in the three months ended September 30, 2005. This decrease was primarily attributable to a decrease of $587,000 in salaries and related expenses due to lower headcount, a $179,000 decrease in consulting costs due to lower Sarbanes-Oxley related and other external consulting expenses, a $158,000 decrease in recruiting expense, a $151,000 decrease in external legal fees, as well as other decreases of $277,000 as a result of our cost containment efforts. General and administrative expenses decreased 18% from $10.0 million in the nine months ended September 30, 2004 to $8.1 million in the nine months ended September 30, 2005. This decrease was primarily attributable to lower salary and related expenses of $872,000 due to lower headcount, lower external consulting costs of $319,000, lower depreciation expense of $220,000, and lower recruiting expense of $142,000. For the next quarter, we expect that general and administrative expenses will increase compared to the quarter ended September 30, 2005.
          Stock-based compensation. Total stock-based compensation expenses were $22,000 for the three months ended September 30, 2005 and $6,000 for the three months ended September 30, 2004. Total stock-based compensation expenses were $105,000 for the nine months ended September 30, 2005 and $349,000 for the nine months ended September 30, 2004. The expense related to the restricted stock award, issued in the first quarter of 2005, is being recognized over a four year period as service is rendered. We recorded $50,000 in stock-based compensation expense in the quarter ended September 30, 2005 related to this award. In addition, we recorded $55,000 in stock-based compensation expense in the first quarter of 2005 for a stock award granted to a former member of our Board of Directors. In the nine months ended September 30, 2004, our stock-based compensation consisted solely of the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999.
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
          During the nine months ended September 30, 2005, we incurred $645,000 in restructuring costs as compared to $796,000 during the nine months ended September 30, 2004. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          As of September 30, 2005, $8.9 million related to facility closures remains accrued from all of our restructuring actions net of $2.0 million of estimated future sublease income and $1.5 million of contractual future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.
          The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed sublease agreements for two of the four remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is the best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities
          Interest income and other income (expense), net. Interest and other income (expense), net increased 36%, from $356,000 in the three months ended September 30, 2004 to $556,000 in the three months ended September 30, 2005. The increase is primarily attributable to higher interest income due to higher interest rates, as well as an increase in foreign currency exchange gain. Interest and other income (expense), net increased 33%, from $755,000 in the nine months ended September 30, 2004 to $1.1 million in the nine months ended September 30, 2005. The increase is primarily attributable to higher interest income due to higher interest rates.
Provision for income taxes
          We recorded an income tax provision of $55,000 and $157,000 for the three and nine months ended September 30, 2005, respectively. We recorded an income tax provision of $221,000 and $515,000 for the three months and nine months ended September 30, 2004, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions.
          Based on the cumulative pre-tax losses that we have sustained, we have recorded a deferred tax asset at both September 30, 2005 and September 30, 2004. Because we cannot determine that it is more likely than not that we will be able to utilize the deferred tax assets in the future, we have also recorded valuation allowances in an amount equal to our net deferred tax assets as of September 30, 2005 and September 30, 2004.
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

Liquidity and Capital Resources

	For the nine months ended		Percent Change
	September 30,		2005 vs.
	2005	2004	2004
	(in thousands)
Cash, cash equivalents and short- term investments	$65,252	$81,758	(20%)
Short-term liabilities	26,127	28,676	(9%)
Long-term liabilities	5,972	8,299	(28%)
Net cash provided by (used in) operating activities	(12,420)	(10,573)	17%
Net cash provided by investing activities	7,245	36,801	(80%)
Net cash provided by financing activities	101	1,075	(91%)
          The current source and use of our cash and investment balances is primarily cash receipts from customers and cash payments to vendors and employees, as we do not have any outstanding debt. The downward trend in our revenue has affected our cash flows and contributed to a negative cash flow from operations in each quarter in 2004 and in the first, second, and third quarters of 2005. The decline in our cash and investment balances is summarized in the table below:

	Nine Months Ended September 30,
	2005	2004
Beginning cash and investment balances	$78,563	$91,536
Cash receipts from customers	43,388	50,645
Miscellaneous cash receipts	863	2,509
Investment income	1,398	782
Cash payments to vendors and employees	(58,960)	(63,714)

Ending cash and investment balances	$65,252	$81,758

Net decrease in cash and investment balances	$(13,311)	$(9,778)

Payments to vendor and empolyees in excess of cash receipts from customers	$15,572	$13,069

          Cash, cash equivalents and short term investments were $81.8 million at September 30, 2004 compared to $65.3 million at September 30, 2005, representing a decrease of $16.5 million. Our cash and investment balances declined $13.3 million during the nine months ended September 30, 2005 compared to a decline of $9.8 million during the nine months ended September 30, 2004. The decrease in the nine months ended September 30, 2005 was higher than the decrease in the nine months ended September 30, 2004 primarily due lower cash collections of approximately $8.3 million, offset by the decrease in cash payments to vendors and employees of approximately $4.8 million.
          Our total cash receipts during the nine months ended September 30, 2005 were approximately $8.3 million less than total cash receipts in the same period of 2004. The decline in cash receipts was primarily attributable to $7.2 million of lower cash collections from customers due to lower accounts receivable balances from the prior year ending and lower revenue levels. The increase in accounts receivable balance of $1.6 million to $10.1 million at September 30, 2005 as compared to $8.5 million at September 30, 2004 was primarily attributable to a single large transaction near the end of the third quarter of 2005. In addition, cash receipts of approximately $1.5 million from the sale of our interest in our China operations in 2003 were classified as other cash receipts in January of 2004. Cash receipts from investment income were $616,000 higher in the nine months ended September 30, 2005 as compared to the same period of 2004 due to higher interest rates.
          Our total cash payments to vendors and employees decreased approximately $4.7 million to $59.0 million in the nine months ended September 30, 2005 from $63.7 million during the nine months ended September 30, 2004. The main reasons for this decrease were in part, related to approximately $1.6 million of severance charges for the departure of various employees and executive officers in 2004 and a decrease in salary and related expenses of $2.1 million due to lower average headcount in the nine months of 2005 of 282 employees compared to an average of 303 employees in the same period of 2004.
          Net cash used in operating activities increased by $1.8 million, or 17%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily attributable to the following:
•	lower net loss of $5.0 million;

•	$6.6 million decrease in change in accounts receivable balances from $7.1 million in the nine months ended September 30, 2004 to $534,000 in the nine months ended September 30, 2005 mainly due to lower cash collections from customers in the current year as compared to the prior year;

•	$1.1 million decrease in non-cash add back depreciation and amortization, provision of income taxes, and stock based compensation due to expiring hardware and lower stock-based compensation expense recorded in 2005;

•	$1.4 million decrease in net expenditure of prepaid services in the nine months ended September 30, 2005 as compared to total net expenditure in the same period of 2004; and

•	$688,000 net increase in changes in our current and other assets, accounts payable, and long term liabilities.
          Net cash provided by investing activities decreased $29.6 million, or 80%, for the nine months ended September 30, 2005 compared to the same period of 2004. This decrease was mainly because we sold at maturity $24.2 million less in short term investments in the first nine months of 2005 than in 2004. Net cash of $8.4 million provided by net sales and purchases of investments was partially used to fund our operating loss of $10.3 million, cash payments for restructuring of approximately $4.8 million and cash payments for the purchase of equipment of $1.1 million.
          Net cash provided by financing activities decreased $974,000, or 91%, for the nine months ended September 30, 2005 compared to the same period of 2004. This decrease was primarily due to a decrease in stock option exercises over the prior period.
          At September 30, 2005, our total deferred revenue balance, which includes long term deferred revenue of $1.4 million reported in other long term liabilities in our consolidated balance sheets, increased $800,000 from $11.8 million at December 31, 2004 to $12.6 million at September 30, 2005. This increase was primarily due to an increase in support renewals of $915,000, offset by a decrease in other service revenues of approximately $115,000.
     Contractual Cash Obligations and Commitments
          As of September 30, 2005, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of December 31, 2004.

     Off-Balance Sheet Arrangements
          At September 30, 2005, Vitria did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
     Credit Facilities with Silicon Valley Bank
          We entered into a Loan and Security Agreement with Silicon Valley Bank dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 11, 2004 and reduced the line of credit from $15.0 million to $12.0 million, and another modification on June 27, 2005 reduced the line of credit to $6.5 million. The latest modification reduces our requirement to maintain minimum cash, cash equivalents, and short-term investments balance from $30.0 million to $12.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as backup for letters of credit, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The line of credit is unsecured.
          As of September 30, 2005, we have not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $2.8 million related to certain office leases at September 30, 2005. Fees related to the outstanding letters of credit totaled $31,000 and $45,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
          In the past, we have invested significantly in our operations. We plan to selectively invest in research and development and sales and marketing during the remainder of 2005 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures for the next three months through December 31, 2005 to be approximately $60,000. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.
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
          The following table is a summary of our related party revenue and service fees for the three and nine months ended September 30, 2005 and 2004, and our related party accounts receivable and accounts payable and accruals at September 30, 2005 and December 31, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue from QilinSoft	$50	$25	$150	$75
Research and development expense incurred with QilinSoft	$1,000	$176	$2,000	$351

	September 30, 2005		December 31, 2004
		Trade		Trade
	Trade	Accounts	Trade	Accounts
	Accounts	Payable and	Accounts	Payable and
	Receivable	Accruals	Receivable	Accruals
QilinSoft LLC	$—	$707	$—	$102
          We experienced an increase in outsourced research and development costs incurred with QilinSoft LLC in the nine months ended September 30, 2005, and we expect this trend to continue in future periods.

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
          We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized loss was $55,000 at September 30, 2005, and $48,000 at September 30, 2004.
          We do not have cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.
          There has been no material change in our interest rate exposure since September 30, 2005.
          The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less. Cash equivalent consist of money market funds and short-term investments which have an original maturity date of 90 days or less from the time of purchase.
          Table of investment securities (in thousands) as of September 30:

		2005		2004
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalents	$27,139	0.63%	$36,007	0.34%
Short-term investments	38,113	3.81%	45,751	1.44%

Total cash and investment securities	$65,252		$81,758

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
          We had no outstanding forward contracts as of September 30, 2005 and did not enter into any forward contracts during the nine months ended September 30, 2005.
RISKS ASSOCIATED WITH VITRIA’S BUSINESS AND FUTURE OPERATING
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
          We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $228.0 million as of September 30, 2005. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plan. As a result of these actions, we incurred a year to date charge of $645,000 in 2005, $1.1 million in 2004, $16.1 million in 2003, and $19.5 million in 2002. Despite these measures in order to remain competitive we intend to continue investing in sales, marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

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
          During the nine months ended September 30, 2005, we had a net loss of $10.3 million and our operating activities for the nine months ended September 30, 2005 used $12.4 million of cash. As of September 30, 2005, we had approximately $65.3 million in cash and cash equivalents and short-term investments, $51.8 million in working capital, $26.1 million in short-term liabilities, and $6.0 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
          Sales to our ten largest customers accounted for 41% of total revenue in the three months and 39% of total revenue in the nine months ended September 30, 2005. No single customer accounted for more than 10% of total revenue during the three months ended September 30, 2005. One customer accounted for more than 10% of total revenue during the nine months ended September 30, 2005. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue
If we are not successful in developing industry specific pre-built process applications based on BusinessWare, our ability to increase future revenue could be harmed.
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
          The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Fiarano, FileNet, Fuego, IBM Corporation, Intalio, Microsoft Corporation, Oracle/Peoplesoft, PolarLake, SAP AG, Savvion, SeeBeyond Technology (acquired by Sun Microsystems), Sonic Software, Sungard, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle/PeopleSoft and SAP AG.
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
     We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During the nine months ended September 30, 2005, 48% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.
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
     Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of September 30, 2005, our executive officers, directors and their affiliates beneficially own approximately 35% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.
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

     Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Due to the material weakness discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of September 30, 2005.
     Changes in internal controls. During the third quarter of 2005, we continued to implement remediation steps to address the material weakness discussed above. As of June 30, 2005, we had completed implementation of remedial procedures related to revenue recognition by performing all revenue recognition duties for our subsidiary at our corporate offices and realigning all revenue recognition duties, such that accounting for our subsidiary reports directly into our corporate offices. We expect that future tests of internal controls over the Japanese location will determine that the controls are operating effectively .
     Except as discussed above, there were no changes in our internal controls over financial reporting that occurred in the third quarter of 2005 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

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
     In June 2003, Vitria’s Board of Directors approved a resolution tentatively accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the Issuers. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against the Issuers, including Vitria and our current and former directors and officers, and the Issuers will assign to the plaintiff class or its designee certain claims that they may have against the IPO underwriters. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirement as well as final judicial approval.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.
Item 6. Exhibits
a) Exhibits

Exhibit 10.43 (1)	Separation Agreement, by and between James A. Davis and Vitria, dated August 5, 2005

Exhibit 10.44 (2)	Separation Agreement, by and between Gregory Anderson and Vitria, effective September 12, 2005.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

(1)	Filed as Exhibit 10.43 to our Current Report on Form 8-K, dated August 5, 2005 and filed on August 11, 2005 and incorporated herein by reference.

(2)	Filed as Exhibit 10.44 to our Current Report on Form 8-K, dated September 9, 2005 and filed on September 15, 2005 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2005.

Vitria Technology, Inc.

Date: November 4, 2005	By: /s/ MICHAEL D. PERRY
Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.43 (1)	Separation Agreement, by and between James A. Davis and Vitria, dated August 5, 2005

Exhibit 10.44 (2)	Separation Agreement, by and between Gregory Anderson and Vitria, effective September 12, 2005.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

(1)	Filed as Exhibit 10.43 to our Current Report on Form 8-K, dated August 5, 2005 and filed on August 11, 2005 and incorporated herein by reference.

(2)	Filed as Exhibit 10.44 to our Current Report on Form 8-K, dated September 9, 2005 and filed on September 15, 2005 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.