Form 10-K
period 2005-12-31
VITRIA TECHNOLOGY INC
filed 2006-03-31
CIK 1050808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately: $73,799,000. Shares of common stock held by each executive officer and director and their affiliates as of June 30, 2005 have been excluded from this computation. The number of shares of common stock outstanding as of February 28, 2006 was 33,709,204.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III hereof portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed by April 29, 2006.

VITRIA TECHNOLOGY, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed in Part  I, 1A. “Risk Factors” of this Annual Report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.	BUSINESS

Vitria provides business process integration software and services for corporations in telecommunications, manufacturing, healthcare and insurance, finance and other industries. Our offerings include business process applications as well as a business process integration platform.

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

Our strategy is to help our customers manage complex business processes, particularly those that require enterprise-class reliability from their underlying software infrastructure. These targeted business processes typically use multiple software applications, involve a series of steps occurring over a period of time, include both system-to-system interactions and manual workflow and require end-to-end visibility. Our experience is that such process requirements are most common in Global 2000 companies in telecommunications, manufacturing, healthcare and insurance, and finance, although we have customers in other industries as well.

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

Product Overview

BusinessWare is our business process integration platform and flagship product. It uses graphically modeled business process and integration logic as the foundation for orchestrating complex interactions among dissimilar software applications, databases, web services, people, and companies over corporate networks and the Internet. Our platform is typically used by information technology professionals to support complex business processes like order management and fulfillment, insurance claims and securities trade processing, supply chain management, and customer service.

BusinessWare includes a business process integration server and various options that extend the business process integration server’s functionality.

Some specific capabilities in our core BusinessWare product include:

•	Process automation

•	Management of human workflow

•	Message transport and routing

•	Data transformation and vocabulary management

•	Web services integration and orchestration

•	Compatibility with specific data transport protocols

•	Tools for building custom connectors

•	Various pre-built services for business process integration

•	Modeling environment for development

•	Solution life cycle management

Some optional capabilities we offer for our core BusinessWare product include:

•	Connectors for various packaged software applications (e.g., SAP, Siebel, Oracle Applications, Peoplesoft) and databases (e.g., Oracle, Microsoft SQL Server, Sybase, DB2)

•	Connectors for various technology standards and transport protocols (e.g., Java Messaging Service, WebSphere MQ, IBM CICS)

•	Specialized data transformation and validation products (e.g., HIPAA, HL7, SWIFT)

•	Business process monitoring and analysis

•	EDI and various other business-to-business integration standards

Our business process integration platform products have faced increasing competition over the past few years, and we expect this trend to continue as market adoption of lower-level integration technologies like messaging, transformation, and web services continues to shift towards evolving industry standards supported by a broad range of software vendors. Consequently, we expect our pre-built process applications product line to be an important source of our revenue in the years ahead. By combining the capabilities and flexibility of the BusinessWare platform with pre-built content for specific types of business process, we believe that our pre-built process applications can provide significant business value to customers. Vitria currently offers four process applications that run on the BusinessWare platform:

•	Order Accelerator — This process application, initially released in March 2004, automates business processes across a telecommunications service provider’s existing systems and is designed to provide faster, more cost-effective, and more accurate order management. Order Accelerator includes pre-built business processes and other content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) standard. We introduced an enhanced version, Order Accelerator 2.0, in June 2005.

•	Resolution Accelerator — This process application, initially released in June 2005, manages the resolution of business process exceptions. Such exceptions occur when automated business transactions are diverted from their normal process path due to incomplete or erroneous data, specific business policies, or factors external to the process. Resolution Accelerator provides capabilities to automatically fix many problems, guide manual resolution of other problems, and reinsert affected transactions back into the normal process flow. In the quarter ended December 31, 2005, three customers ordered Resolution Accelerator. While a majority of our sales to date of this product have been to the telecommunications sector, it is applicable to other sectors as well.

•	Smart Claims — This process application for health insurance payers was initially released in late 2003. Smart Claims augments existing claims processing systems by applying automated business rules to reduce off-line manual processing, by intelligently routing claims between different systems, and by providing a unified view of the claims processing lifecycle across multiple systems. Potential benefits to Smart Claims customers include fewer delays in claims processing and payment, reduced errors, faster changes to claims processing logic, and faster response to customer and partner inquiries.

•	Smart Gateway for Healthcare — This new process application manages the intake, splitting, validation, transformation, aggregation, and routing of health insurance claims and other electronic business documents exchanged with multiple external parties. By consolidating multiple document exchange processes into a single electronic document gateway, this product can reduce operational complexity and costs, increase visibility within a complex document exchange process, and make the automated business logic governing these processes easier to implement, manage and modify. In the quarter ending December 31, 2005, Vitria secured its first order and delivered the first part of this solution. We expect to release the second part of this solution in mid-2006.

In 2006, we intend to continue to market our current pre-built process applications. Also, we are developing enhanced versions of several current process applications, including Resolution Accelerator and Smart Gateway, for release later in 2006. We are also working on new process applications for potential release in late 2006 or early 2007.

We are also continuing to enhance our business process integration platform products. As market interest in web services and service-oriented architectures, or SOA, continues to grow, we are developing an enhanced version of BusinessWare with expanded capabilities for service-oriented integration. We expect to release this enhanced version of BusinessWare in mid-2006.

For the longer term, we are developing new technologies and products to enable our planned next generation of business process applications. While applying our own expertise in process modeling, application frameworks, and other integration technologies, we expect that our next generation process applications will also better leverage application servers and other third party products based on technology standards that are increasingly important to our customers. While our initial emphasis will be on enabling our next generation of process applications, we may also offer related products for use as a business process integration platform.

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

Competition

The markets for our platform products and business process applications are characterized by evolving industry standards, rapid software and hardware technology developments and frequent new product introductions. Our success depends on how well we support our existing customers, enhance our current products, introduce differentiated new products, meet changing customer needs, respond to emerging standards and technologies, market our products and services and effectively compete against other vendors in our market.

We face intense competition from several types of competitors:

Integration Product Suites offered by Sun Microsystems, TIBCO Software, webMethods, IBM and other vendors that most closely resemble our own platform. Some such competitors complement their integration products with related offerings, such as applications servers, portals, and web services management products. We believe we can compete favorably against these vendors for opportunities where business process integration requirements are particularly complex, especially in telecommunications and other industries where we already have a large customer base and industry-specific expertise.

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

Application Development Suites offered by BEA, IBM, Microsoft, Sun Microsystems and other companies. Such products are most attractive to buyers that prefer using one vendor’s offerings for both application development and application integration. We believe we can compete favorably against these vendors when a buyer needs to focus more on integrating and orchestrating existing applications than on developing new ones and when buyers prefer a process-oriented approach to integration.

Enterprise Service Buses (ESBs) offered by Sonic Software, Fiorano, PolarLake and other companies. These products offer flexible and relatively low-cost solutions for transporting, routing, transforming and integrating data across a variety of software applications and data sources. We believe we can compete favorably against these vendors when a customer needs to focus more on orchestrating complex business processes than on data integration.

Enterprise Application Suites and related development tools offered by SAP, Oracle and other companies include integration capabilities that sometimes compete against our products. These products are most attractive when buyers need to integrate multiple software systems from the same application vendor. We believe we can compete favorably against these vendors when customers need to integrate and orchestrate existing applications from multiple vendors and prefer an application-neutral approach.

Pre-integrated suites of industry-specific applications offered by Telcordia for the telecommunications industry, Trizetto for the health insurance sector and other vendors. These competing products are particularly attractive to buyers who prefer replacing existing applications or buying new applications for a specific functional need. We believe we can compete favorably against these vendors when customers prefer to extend the use of their existing applications rather than replace them and are trying to solve complex business process problems that are cross-functional in nature.

Business-to-Business Integration (B2Bi) Solutions offered by Sterling Commerce, GXS, Axway, Inovis, and other companies. These products offer capabilities for inter-company exchange of documents in Electronic Data Interchange (EDI) and other formats. We believe we can compete favorably against these vendors when customer requirements combine B2Bi with complex process orchestration and internal integration.

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

Sales and Marketing

We license our products and sell services through our direct sales organization and, in some regions, through several types of resellers. As of December 31, 2005, our sales force consisted of sales professionals and sales support consultants located in 11 offices throughout the world. Sales support consultants who provide pre-sales support to potential customers on product information and deployment capabilities complement our direct sales professionals.

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

System Integrators.  We work with leading consulting firms, including: Accenture, Capgemini, and Deloitte Consulting. These consulting firms have deep relationships across a broad range of enterprise customers and extensive domain expertise. We also work with a number of smaller system integrators. Through these relationships, we deliver comprehensive approaches for telecommunications, manufacturing, healthcare and insurance, finance and other industries.

Technology Vendors.  We collaborate with leading application software, database and hardware vendors to ensure compatibility of BusinessWare with their software and hardware platforms. We have established strategic relationships with leading companies such as BEA, IBM, ILOG, Microsoft, Sybase, Oracle, Portal Software, Red Hat, Siebel Systems and Sun Microsystems. We conduct marketing and/or development activities with these vendors to deliver better products to our joint customers.

Research and Development

We are concentrating our research and development efforts in two primary areas: 1) continued enhancement of our business process integration platform and 2) creating industry-specific pre-built process applications focused on solving customers’ process-centric problems. Our strategy is to develop applications comprised of industry-neutral frameworks that can be extended with industry-specific content customized as needed by our professional services team, system integrators or the customers themselves.

Our research and development expenses were $16.6 million in 2005, $17.5 million in 2004, and $18.2 million in 2003. These investments represented 31%, 28%, and 23%, respectively, of total revenue for those years. We have also used offshore development partners in India and China to increase the productivity of our development efforts while decreasing our costs. In 2006, we intend continue to focus research and development investments on both our platform products and pre-built process applications.

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

We pursue an active patent program. As of December 31, 2005, we held five patents in the United States relating to our technology, and we have numerous patent applications pending in the United States. Our patents expire between 2017 and 2021. It is possible that the patents we have received could be successfully challenged or invalidated, and that the patents we have applied for or our potential future patents will not be granted or may be successfully challenged. It is also possible that we may not develop additional proprietary products or technologies that are patentable, that any patents issued to us may not provide us with any competitive advantages, and that the patents of others will seriously harm our ability to do business.

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

Employees

As of December 31, 2005, we had a total of 247 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Financial Information by Business Segment and Geographic Data

We operate in one business segment: business process and related application software. We recognized approximately 47% of our revenue from customers located outside the United States in both 2005 and 2004 and approximately 38% in 2003. Revenue from customers located in the U.S. was approximately 53% of total revenue in both 2005 and 2004. In 2003, revenue from customers located in the U.S. was approximately 62% of total revenue. No one country other than the U.S. accounted for more than 10% of total revenue in 2005, 2004 or 2003. The information included in Note 1 (under the heading “Segment information”) and Note 9 of Notes to the Consolidated Financial Statements is incorporated herein by reference from Item 8 of Part II of this Annual Report on Form 10-K.

Information regarding operations in different geographic areas is as follows (in thousands):

	Year Ended December 31,
	2005		2004		2003
		Percentage		Percentage		Percentage
		of Total		of Total		of Total
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue

United States	$28,462	53%	$32,957	53%	$50,242	62%
Canada	4,313	8%	6,343	10%	5,248	7%
Japan	4,079	8%	5,966	10%	4,690	6%
Other International	16,830	31%	16,619	27%	20,539	25%

Total	$53,684	100%	$61,885	100%	$80,719	100%

Executive Officers of the Registrant

The executive officers of Vitria and their ages as of March 15, 2006 are as follows:

Name	Age	Position

M. Dale Skeen	51	Chief Executive Officer and Chief Technology Officer
Michael D. Perry	59	Senior Vice President, Chief Financial Officer
John Parillo	59	Senior Vice President, Worldwide Sales
John N. Ounjian	59	Executive Vice President, Healthcare and Insurance
Eric Boduch	31	Vice President, Marketing
Ling Elizabeth Xu	40	Vice President, Engineering
Allen Chin	50	Vice President, Human Resources

M. Dale Skeen has been our Chief Executive Officer since April 2004. Dr. Skeen was named interim CEO by the Board in April 2004 and the Board made him permanent CEO in February 2005. Dr. Skeen co-founded Vitria in 1994, and has been a Director since Vitria’s inception and our Chief Technology Officer since 1994. From 1986 to 1994, Dr. Skeen served as Chief Scientist at TIBCO Software. From 1984 to 1986, Dr. Skeen was a research scientist at IBM’s Almaden Research Center. From 1981 to 1984, Dr. Skeen was on the faculty at Cornell University. Dr. Skeen holds a B.S. in Computer Science from North Carolina State University and a Ph.D. in Computer Science on Distributed Database Systems from the University of California, Berkeley.

Michael D. Perry has been our Senior Vice President and Chief Financial Officer since June 2004. From April 2003 to February 2004, Mr. Perry served as Chief Financial Officer at Ride Data Managers, LLC, and a company formed to acquire and operate internet data centers and from February 2002 to April 2003, Mr. Perry served as Chief Financial Officer at LCF Enterprises, a holding company. From 2001 to 2002, Mr. Perry served as Senior Vice President of Finance at Exodus Communications, Inc., an operator of internet data centers. From 2000 to 2001, Mr. Perry served as Chief Financial Officer at Bidcom, Inc., an application service provider to the construction industry. From 1998 to 2000, Mr. Perry served as Chief Financial Officer at Women.com, a network of content, community and ecommerce sites. From 1987 to 1998, Mr. Perry served as Chief Financial Officer at Belo Corporation, a newspaper and television broadcasting company. Mr. Perry holds a B.A. and an M.B.A. in Accounting and Finance from Michigan State University.

John Parillo has been our Senior Vice president of Worldwide Sale since May 2005. From February 2004 to March 2005, he served as Senior Vice President of Sales at Opticom Inc., a software company where he was responsible for global direct sales and channel development to enterprises and government. From February 2000 to February 2004, Mr. Parillo served as Vice President of Worldwide Solution Sales at IBM, where he was responsible for worldwide sales of the Websphere MQ product line. His responsibilities covered 160 countries, with staff to provide support for sales and customer satisfaction. Prior to IBM, Mr. Parillo was the Vice President of Worldwide Product Sales at Tivoli System, Inc., a software company. From 1989 to 1984, he was also Vice President of Sales for Legent Corporation, a software company, acquired by Computer Associates International, Inc. Mr. Parillo holds an A.S. in Information Systems from Quinnipiac College.

John N. Ounjian has been our Executive Vice President of Healthcare and Insurance since July 2004. From 1996 to June 2004, Mr. Ounjian served as Senior Vice President and Chief Information Officer of Blue Cross and Blue Shield of Minnesota, a health insurance provider. In 1996, Mr. Ounjian served as a Senior Principal in the healthcare consulting group of Technology Solutions Company. From 1994 to 1996, Mr. Ounjian was President of Technology Advisory Group. From 1989 to 1994, Mr. Ounjian served as the Senior Vice President, Technology Support Services of H.F. Ahmanson & Company/Home Savings of America. From 1975 to 1989, Mr. Ounjian served as the Senior Vice President, Technical Services of Union Bank of California. From 1967 to 1975, Mr. Ounjian served as Vice President, Strategic Planning of First Interstate Bank. Mr. Ounjian holds a B.A in Business Administration from California State University at Northridge.

Eric Boduch has been our Vice President of Marketing since August of 2005. From 2004 to 2005, Mr. Boduch served as the Director of Channel and Product Marketing for Embarcadero Technologies, a strategic data management solutions company. From 2001 to 2004, Mr. Boduch was the Founder of ProductSoft, Inc., a product management software and consulting company. From 1995 to 2001, Mr. Boduch served as the Chief Executive Officer of Cerebellum Software, an enterprise software company he founded. From 1993 to 1995, Mr. Boduch was an independent consultant for Internet Securities, Inc., a web-based distributor of financial market information. Mr. Boduch holds a B.S. from The School of Computer Engineering at Carnegie Mellon University and is a graduate of its Entrepreneurial Management Program.

L. Elizabeth Xu has been our Vice President of Engineering since April 2004. Dr. Xu is responsible for Vitria’s Product Development, Product Management, Customer Engineering, and Customer Training as well as Vitria North America Professional Services. Dr. Xu joined Vitria in 2000 as a Senior Development Manager. From 1996 to 2000, Dr. Xu was a manager at IBM, managing development projects for IBM’s DB2, Digital library/Content Management and VideoCharger products. Dr. Xu holds a Ph.D. in Atmospheric Science, a M.S., in Computer Science and Atmospheric Physics, from University of Nevada, and a B.S. in Space Physics from Peking University, China.

Allen Chin has been our Vice President of Human Resources since September 2004. From 2002 to August 2004, Mr. Chin served as the Corporate Human Resource Consulting Manager for Franklin Templeton Investments, a global investment management company. From 2000 to 2002, Mr. Chin served as Vice President of Human Resource for Avinon, Inc., an eBusiness software company. From 1998 to 2000, Mr. Chin served as Vice President of Human Resource for Egreetings.com, an Internet eCommerce company. From 1996 to 1998, Mr. Chin served as Director of Human Resource for Mosaix, Inc., an enterprise customer software solutions company. From 1995 to 1996, Mr. Chin served as Director of Human Resource for VECTRA Technologies, Inc., a nuclear engineering consulting service company. Mr. Chin holds a B.A. in Social Welfare from the University of California, Berkeley.

Available Information

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

ITEM 1A.	RISK FACTORS

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

We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $229.8 million as of December 31, 2005. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plans. As a result of these actions, we incurred charges of $746,000 in 2005, $1.1 million in 2004, and $16.1 million in 2003. In order to remain competitive we intend to continue investing in sales and marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.

Our operating results are substantially dependent on license revenue from BusinessWare and our business could be materially harmed by factors that adversely affect the pricing and demand for BusinessWare.

Since 1998, a majority of our total revenue has been, and is expected to be, derived from the licensing and support of our BusinessWare platform product and for applications built for that platform. Accordingly, our future operating results will depend on the demand for BusinessWare by existing and future customers, including new and enhanced releases that are subsequently introduced. If our competitors release new products that are superior to BusinessWare in performance or price, or we fail to enhance BusinessWare and introduce new products in a timely manner, demand for our products may decline. A decline in demand for BusinessWare as a result of competition, technological change or other factors would significantly reduce our revenue.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenue.

During 2005, we had a net loss of $12.1 million and our operating activities used $16.2 million of cash. As of December 31, 2005, we had approximately $61.5 million in cash and cash equivalents and short-term investments, $49.5 million in working capital, $22 million in short-term liabilities, and $5.3 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and services;

•	acquire technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated capital requirements.

Our failure to do any of these things could result in lower revenue and could seriously harm our business.

The reluctance of companies to make significant expenditures on information technology could reduce demand for our products and cause our revenue to decline.

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

Sales to our ten largest customers accounted for 36% of total revenue in the fiscal year ended December 31, 2005. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue.

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

The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Fiorano, FileNet, Fuego, IBM Corporation, Intalio, Microsoft Corporation, Oracle, PolarLake, SAP, Savvion, Sonic Software, Sun Microsystems, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle and SAP AG.

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

In some circumstances we provide consulting services for significant production, customization or modification of software for customers. Such services may be quite complex and it may be difficult to predict the level of resources needed and the timing of completion, particularly in light of changes in customer requirements or resources. As a result, we have experienced claims by customers alleging that we have not properly performed such services. In the event we are not able to resolve such claims to the satisfaction of such a customer, we may be subject to litigation or other actions that could adversely impact our financial results and our ability to license products or provide services to this or other customers.

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

The use of Open Source Software in our products may expose us to additional risks and harm our intellectual property our intellectual property position.

“Open Source Software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software for free. Certain Open Source Software is licensed pursuant to license agreements that require a user who intends to distribute the Open Source Software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software Open Source Software. As competition in our markets increases, we must reduce our product development costs. Many features we may wish to add to our products in the future may be available as Open Source Software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we monitor the use of all Open Source Software and try to ensure that no Open Source Software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of Open Source Software into its software, has not disclosed the presence of such Open Source Software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have harm our business and intellectual property position.

We could suffer losses and negative publicity if new versions and releases of our products contain errors or defects.

Our products and their interactions with customers’ software applications and IT systems are complex, and accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. We have in the past discovered software errors in our new releases and new products after their introduction that has resulted in additional research and development expenses. To date, these additional expenses have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

If we fail to attract and retain qualified personnel, our ability to compete will be harmed.

We depend on the continued service of our key technical, sales and senior management personnel. None of these employees are bound by an employment agreement. The loss of senior management or other key research, development, sales and marketing personnel could harm our future operating results. We have experienced over the past few years turnover in our sales and marketing and finance organizations. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our products and services. We cannot assure that we will be able to recruit and retain sufficient numbers of these highly skilled employees.

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

We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During 2005, 47% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.

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

Section 203 of the Delaware General Corporations Law and the terms of our stock option plans may also discourage, delay or prevent a change in control of Vitria. In addition, as of December 31, 2005, our executive officers, directors and their affiliates beneficially own approximately 35% of our outstanding common stock. This could have the effect of delaying or preventing a change of control of Vitria and may make some transactions difficult or impossible without the support of these stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2005, our principal sales, marketing, research and development and administrative offices consist of approximately 64,000 square feet of leased space located in Sunnyvale, California under a lease that expires in August 2009. We also have leases for sales offices in various locations in the U.S. and ten foreign countries expiring on various dates through June 2013. In addition, we have approximately 156,000 square feet of leased space in locations in the U.S. and in the United Kingdom that were exited as part of restructuring actions taken in 2002 and 2003. We believe that our existing leased properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Vitria Technology, Inc. IPO Securities Litigation, Case No. 01-CV-10092. In the amended complaint, the plaintiffs allege that Vitria, certain of our officers and directors, and the underwriters of our initial public offering, or the IPO, violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies, or the Issuers, that first sold their common stock since the mid-1990s, or the IPO Lawsuits.

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

In June 2003, Vitria’s Board of Directors approved a resolution tentatively accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the Issuers. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against the Issuers, including Vitria and our current and former directors and officers, and the Issuers will assign to the plaintiff class or its designee certain claims that they may have against the IPO underwriters. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was published and mailed beginning November 15, 2005. On February 24, 2006 the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirement as well as final judicial approval.

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

Quarter Ended	High	Low

Fiscal 2004
March 31, 2004	$8.41	$5.32
June 30, 2004	$6.11	$2.75
September 30, 2004	$3.20	$1.90
December 31, 2004	$4.24	$2.89
Fiscal 2005
March 31, 2005	$4.36	$3.07
June 30, 2005	$3.57	$2.46
September 30, 2005	$3.71	$2.56
December 31, 2005	$3.37	$2.45

As of December 31, 2005, there were approximately 274 stockholders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. In addition, our credit facility with Silicon Valley Bank prohibits the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002, and 2001 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue:
License	$13,261	$14,947	$30,089	$36,009	$77,518
Service and other	40,423	46,938	50,630	61,318	57,466

Total revenue	53,684	61,885	80,719	97,327	134,984

Cost of revenue:
License	1,388	667	614	2,845	1,607
Service and other	20,071	23,635	23,857	32,719	29,759

Total cost of revenue	21,459	24,302	24,471	35,564	31,366

Gross profit	32,225	37,583	56,248	61,763	103,618

Operating expenses:
Sales and marketing	18,222	21,990	39,773	72,709	96,535
Research and development	16,609	17,507	18,249	30,970	40,978
General and administrative	10,051	13,316	13,176	20,736	20,168
Stock-based compensation	126	354	423	1,616	1,820
Amortization and impairment of intangible assets	—	—	—	2,748	3,608
Impairment of goodwill	—	—	—	7,047	—
Restructuring and other charges	746	1,052	16,117	19,516	—
Acquired in-process technology	—	—	—	—	1,500

Total operating expenses	45,754	54,219	87,738	155,342	164,609

Loss from operations	(13,529)	(16,636)	(31,490)	(93,579)	(60,991)
Other income, net	1,668	1,235	1,203	3,083	8,415

Net loss before income taxes	(11,861)	(15,401)	(30,287)	(90,496)	(52,576)
Provision for income taxes	255	493	594	1,187	1,046

Net loss	$(12,116)	$(15,894)	$(30,881)	$(91,683)	$(53,622)

Net loss per share
Basic and diluted	$(0.36)	$(0.48)	$(0.95)	$(2.83)	$(1.69)
Weighted average shares used in computation of net loss per share
Basic and diluted	33,487	33,069	32,626	32,397	31,713

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,482	$78,563	$91,536	$117,863	$157,213
Working capital	49,513	63,750	80,517	101,258	147,574
Total assets	73,388	92,897	114,125	146,624	245,511
Current deferred revenue	10,242	11,082	13,864	13,430	27,309
Long-term liabilities	5,290	8,082	12,111	9,852	811
Stockholders’ equity	46,102	57,593	71,956	101,948	190,511

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read with “Selected Financial Data” and our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1., “Risks Factors” as well as those discussed elsewhere.

Overview

Vitria provides business process integration software and services for corporations in telecommunications, manufacturing, healthcare and insurance, finance and other industries. Our offerings include business process applications as well as a business process integration platform.

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

Our strategy is to help our customers manage complex business processes, particularly those that require enterprise-class reliability from their underlying software infrastructure. These targeted business processes typically use multiple software applications, involve a series of steps occurring over a period of time, include both system-to-system interactions and manual workflow and require end-to-end visibility. Our experience is that such process requirements are most common in Global 2000 companies in telecommunications, manufacturing, healthcare and insurance, and finance, although we have customers in other industries as well.

We execute our strategy in two ways. First, we offer BusinessWare, a software platform for business process integration. Customers use our platform to create and deploy process and integration content (such as process models and data transformations) to meet their unique needs. Second, we offer pre-built process applications with BusinessWare to support selected business processes in specific industries. By providing Vitria-built content, based on industry standards and best practices, our applications are designed to reduce customer implementation time while providing an adaptable business process integration framework for meeting future needs.

We have operations in the Americas, Europe, Asia, and Australia. We sell our products through our direct sales force and, in some regions, through system integrators and other resellers. Our software runs on Sun Solaris, Microsoft Windows, IBM AIX, Hewlett-Packard HP-UX, and Linux operating systems.

Executive Summary

During 2005, we extended the capabilities of our core platform product by releasing BusinessWare version 4.3.1, which included some user interface enhancements, support for new versions of operating systems from Sun Microsystems and IBM, an improved application framework, and updated tools to help existing customers migrate to the current version of our platform. In 2005, we also released two new business process applications, Resolution Accelerator and Smart Gateway for Healthcare, as well as an enhanced version of Order Accelerator, an existing business process application for the telecommunications industry.

Our business process integration platform products have faced increasing competition over the past several years. Increasing competition was a primary factor in the decline in total license revenue from 2004 to 2005. We expect the intensity of our competition in platform sales to further increase as market adoption of messaging, transformation, and web services, and other integration-related technologies continues to shift towards evolving industry standards supported by a broad range of software vendors.

Consequently, we expect our pre-built process applications product line to be our primary source of revenue growth in the years ahead. By combining the power and flexibility of BusinessWare’s platform with pre-built content, we believe that our pre-built process applications can provide more customer value, command higher prices, and offer us a more diverse revenue composition than our platform sales alone. While our 2005 license revenue from process applications fell short of our goals, we made significant progress by signing customer contracts to sell seven of these products. These include our first sales of Resolution Accelerator (our new application for managing process exceptions) and Smart Gateway for Healthcare (our new application for receiving, validating, and distributing insurance claims and other business documents sent by other companies).

In 2006, we plan to increase investment in our pre-built process applications product line and bring one or more new applications to market. We also plan to release enhanced versions of several existing pre-built process applications.

The challenges on which our executives are most focused in 2006 include increasing sales of our existing pre-built process applications, bringing new pre-built process applications to market successfully, enhancing our platform products to better support our future applications, as well as providing greater value to our platform customers, improving execution in sales and marketing, expanding our strategic alliances to increase our revenue opportunities and renewing enterprise license agreements with some of our most important customers. In addition, we plan to selectively invest in research and development and sales and marketing to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. We regularly consider a full range of strategic alternatives, including strategic alliances, collaborations, partnerships, mergers and other transactions, some of which may involve a change in control in Vitria.

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

Revenue Recognition

We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position, or (SOP), 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for that element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Our normal payment terms typically range from “net 30 days” to “net 90 days” but we occasional grant payment terms up to a year but these are determined on a deal by deal basis. We defer revenue for those agreements that exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.

Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These maintenance contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance and revenue from these contracts are recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting projects recognized under SOP 81-1, are clearly stated as such in discussion below. These consulting services are either sold on a time and materials or fixed fee basis and recognized as the services are performed, in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.  We also offer training services which are sold on a per-student or per-class basis. Fees from training services are recognized as classes are attended by customers.

Payments received in advance of revenue recognition are recorded as deferred revenue. In the event that a software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of our software product, both the product license revenue and consulting services revenue would be recognized in accordance with the provision of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. In such event, we would recognize revenue from such arrangements using the percentage of completion method and, therefore, both the product license and consulting services revenue would be recognized as work progresses, using hours worked as input measures. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2. We did not have any license and consulting arrangements that increase software functionality that are recognized under SOP 81-1 in 2005.

For arrangements for which we recognize revenue under the percentage of completion methods we measure progress toward completion based on the ratio of hours incurred to total estimated hours on the project, an input method. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe are reasonable under the circumstances. These estimates included forecasting of hours to be incurred to-date, and projecting the remaining effort to complete project. These estimates are assessed continually during the term of the contract and revisions are reflected when conditions become known. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a project. Using different hour estimates or different methods of measuring progress toward completion, consulting and service revenues and expenses may produce different results. A favorable change in estimates in a period could result in additional revenues and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or a recording of a loss.

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

Restructuring Charges

We recorded $746,000 in restructuring charges related to the realignment of our business operations in 2005. In 2004 and 2003, we recorded $1.1 million and $16.1 million of restructuring charges, respectively. As of December 31, 2005, we have $7.4 million in accrued restructuring expenses consisting of lease payments for facilities we restructured in 2003 and 2002.

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

Until December 31, 2002 a liability for the restructuring costs was recognized at the date of our commitment in accordance with Emerging Issues Task Issue (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities. In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. We have adopted the provisions of SFAS No. 146 for restructuring costs initiated after December 31, 2002.

The recognition of the restructuring charges for facility closure costs require the extensive use of estimates, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants and anticipated sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we might record additional charges or reverse previous charges in the future. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available to indicate our estimates should be adjusted. Since April 2002, we have revised our sublease income estimates at least semi-annually due to significant downward trends in the real estate markets in the United States and in the United Kingdom.

Quarterly Results of Operations

The following tables set forth statement of operations data for each of the eight quarters in the period ended December 31, 2005, as well as the percentage of our total revenue represented by each item. This information has been derived from our unaudited financial statements. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained in this Annual Report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this information. You should read this information in conjunction with our annual audited financial statements and related notes appearing elsewhere in this annual report. Our quarterly operating results are expected to vary significantly from quarter to quarter and you should not draw any conclusions about our future results from the results of operations for any quarter.

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005

Statement of Operation Data:
Revenue:
License	$3,391	$1,874	$3,066	$6,616	$5,422	$2,146	$3,929	$1,764
Service and other	10,858	11,831	13,234	11,015	11,123	10,200	9,559	9,541

Total revenue	14,249	13,205	16,300	17,631	16,545	12,346	13,488	11,305

Cost of revenue:
License	198	126	227	116	121	286	797	184
Service and other	6,088	5,912	5,900	5,735	5,682	5,292	4,711	4,386

Total cost of revenue	6,286	6,038	6,127	5,851	5,803	5,578	5,508	4,570

Gross profit	7,963	7,667	10,173	11,780	10,742	6,768	7,980	6,735

Operating expenses:
Sales and marketing	6,567	5,790	4,672	4,961	4,973	4,872	4,784	3,593
Research and development	4,656	4,205	4,388	4,258	4,542	4,836	3,878	3,353
General and administrative	3,282	3,577	3,121	3,336	3,637	2,863	1,644	1,907
Stock-based compensation	41	302	6	5	62	21	22	21
Restructuring and other charges	54	570	173	255	136	471	38	101

Total operating expenses	14,600	14,444	12,360	12,815	13,350	13,063	10,366	8,975

Loss from operations	(6,637)	(6,777)	(2,187)	(1,035)	(2,608)	(6,295)	(2,386)	(2,240)
Other income, net	111	288	356	480	238	341	556	533

Net loss before income taxes	(6,526)	(6,489)	(1,831)	(555)	(2,370)	(5,954)	(1,830)	(1,707)
Provision for income taxes	120	174	221	(22)	47	55	55	98

Net loss	$(6,646)	$(6,663)	$(2,052)	$(533)	$(2,417)	$(6,009)	$(1,885)	$(1,805)

Basic and diluted net loss per share	$(0.20)	$(0.20)	$(0.06)	$(0.02)	$(0.07)	$(0.18)	$(0.06)	$(0.05)

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30	Sep. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005

As a Percentage of Total Revenue:
Revenue:
License	24%	14%	19%	38%	33%	17%	29%	16%
Service and other	76%	86%	81%	62%	67%	83%	71%	84%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
License	1%	1%	1%	1%	1%	2%	6%	1%
Service and other	43%	43%	36%	32%	34%	43%	35%	39%

Total cost of revenue	44%	44%	37%	33%	35%	45%	41%	40%

Gross profit	56%	56%	63%	67%	65%	55%	59%	60%

Operating expenses:
Sales and marketing	46%	42%	29%	28%	30%	39%	36%	32%
Research and development	33%	31%	27%	24%	28%	39%	29%	30%
General and administrative	23%	26%	19%	19%	22%	24%	12%	17%
Stock-based compensation	0%	2%	0%	0%	0%	0%	0%	0%
Restructuring and other charges	0%	4%	1%	2%	1%	4%	0%	1%

Total operating expenses	102%	105%	76%	73%	81%	106%	77%	80%

Loss from operations	(46)%	(49)%	(13)%	(6)%	(16)%	(51)%	(18)%	(20)%
Other income, net	1%	2%	2%	3%	1%	3%	4%	5%

Net loss before income taxes	(45)%	(47)%	(11)%	(3)%	(15)%	(48)%	14%	(15)%
Provision for income taxes	1%	1%	1%	0%	0%	0%	0%	1%

Net loss	(46)%	(48)%	(12)%	(3)%	(15)%	(48)%	(14)%	(16)%

Comparison of Years Ended December 31, 2005, 2004 and 2003

Revenue

Total revenue, which is comprised of license revenue and service revenue, declined 13% from 2004 to 2005, and 23% from 2003 to 2004. The reason for these declines is discussed below.

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

License revenue decreased 11% from $14.9 million in 2004 to $13.3 million in 2005. Sales for our platform products and our application products fell short of our planned revenue targets. In 2005, our license order volume declined by 21% from 2004 while our average license order size increased. The decrease in our license order volume in 2005 compared to 2004 was due to the continuing maturation of the market in which we compete for our platform products, which has resulted in fewer total orders as competition has increased for these products. We rely on relatively few, large orders in any given period. We expect that license order volume and average order size will continue to fluctuate.

License revenue decreased 50% from $30.1 million in 2003 to $14.9 million in 2004. While sales for our platform products declined in 2004 due to increased competition, our new application products fell short of our planned revenue targets because the sales cycle for these new products took longer than we expected. From 2003 to 2004 we experienced a 37% decline in license order volume and our average license order size declined 26% as compared to 2003. The decrease in our license order volume in 2004 compared to 2003 year was due to the maturation of the market in which we compete for our platform products, which has resulted in fewer total orders as competition has increased for these products. The decrease in the size of our average license order in 2004 as compared to 2003 was primarily due to the commoditization of the market for business integration platform products in which BusinessWare competes, which has resulted in downward pricing pressure for these products.

Service and other.  The level of service revenue is affected by the number and size of license sales in a given period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes revenue from support renewals, which are dependent upon our installed license base. Service revenue decreased 14% from $46.9 million in 2004 to $40.4 million in 2005. The decrease is primarily attributable to a decrease in consulting revenue of $4.9 million. This decrease in revenue was due to the decrease in license revenue and more fixed price, variable length engagements. Maintenance and training services revenue decreased by $1.6 million due to the decrease in license sales.

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

Included in service and other revenue for 2003 was approximately $1.1 million of revenue related to government grants received in prior years. This revenue previously had been included in deferred revenue on the balance sheet since 1999 pending the outcome of several government audits, which were finalized in the fourth quarter of 2003, because we had concluded that revenue under these arrangements were not fixed or determinable until the expiration of the audits. We have no further government grant-related deferred revenue on our consolidated balance sheet as of December 31, 2005.

Revenue from customers outside the United States represented 47% in both 2005 and 2004, and 38% in 2003 respectively.

Revenue from our ten largest customers accounted for 36% of total revenue in both 2005 and 2004, and 33% of total revenue in 2003. In all three years, no single customer accounted for more than 10% of total revenue. In the year ended December 31, 2005, no customer accounted for more than 10% of our accounts receivable balance. UPC Operations BV accounted for 10% of our accounts receivable balance as of December 31, 2004. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.

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

Cost of license revenue increased 108% from $667,000 in 2004 to $1.4 million in 2005. This increase in cost of license revenue was mainly due to an upgrade of embedded third-party technology which was made available to all existing customers who had the previous version of such technology.

Cost of license revenue increased 8% from $614,000 in 2003 to $667,000 in 2004. This increase in cost of license revenue was primarily due to the incorporation of new third-party technology into products released and first sold in 2004.

Future fluctuations in cost of license revenue is dependent upon increases or decreases in sales of those particular products which incorporate third-party technology.

Service and other.  Cost of service revenue consists of salaries, facility costs, travel expenses and payments to third-party consultants incurred in providing customer support, training and implementation services.

Cost of service and other revenue decreased 15% from $23.6 million in 2004 to $20.1 million in 2005. This decrease was primarily due to reduced salary and related expenses of $1.6 million because of lower headcount, a decrease of $603,000 in external consulting expenses, a decrease of $470,000 in allocated expenses from general and administrative due to cost containment efforts, a decrease of $355,000 in travel and entertainment expense, as well as related decreases in most other expense areas as a result of our cost containment efforts.

Cost of service and other revenue remained relatively consistent, decreasing slightly from $23.9 million in 2003 to $23.6 million in 2004. The decrease in cost of service and other revenue was primarily due to a reduction in salary expense of $1.5 million due to reduced headcount offset by an increase in contractor costs of $1.1 million.

We expect that cost of service and other will decrease in 2006 as compared to 2005 due to our cost containment efforts.

Operating Expenses

Sales and Marketing  Sales and marketing expenses consist of salaries, commissions, field office expenses, travel, entertainment and promotional expenses.

Sales and marketing expenses decreased 17% from $22.0 million in 2004 to $18.2 million in 2005. This decrease was primarily the result of lower salary and related expense of $1.5 million due to lower headcount, a decrease in promotional expenses of $380,000, lower commission expense of $334,000, as well as related decreases in most other expense areas as a result of our cost containment efforts.

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

We expect that sales and marketing expenses will decrease in 2006 as compared to 2005 due to continuing cost containment efforts.

Research and Development.  Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, benefits and the cost of consulting resources that supplement the internal development team.

Research and development expenses decreased 5% from $17.5 million in 2004 to $16.6 million in 2005. This decrease was primarily the result of lower salary and related expenses of $1.0 million due to lower headcount, a decrease of $199,000 in depreciation expense, and a decrease of $268,000 in occupancy expenses offset by an increase in external consulting expense of $729,000.

Research and development expenses decreased 4% from $18.2 million in 2003 to $17.5 million in 2004. This decrease was primarily due to reduced depreciation and occupancy charges of $1.3 million, partially offset by an increase in offshore third party development expenses of $351,000 as we shifted some development work to India and China. Research and development costs remained relatively flat compared to 2003 as we maintained productivity in order to develop new products and enhance existing products in 2004.

We expect that research and development expenses will decrease slightly in 2006 as compared to 2005 due to continuing cost containment efforts.

General and Administrative.  General and administrative expenses consist of salaries for administrative, executive and finance personnel, outside professional service fees, information systems costs and our provision for doubtful accounts.

General and administrative expenses decreased 25% from $13.3 million in 2004 to $10.1 million in 2005. The decrease was mainly due to lower salary and related expenses of $1.6 million, due to lower headcount, lower external consulting costs of $730,000, lower equipment and related costs of $621,000 primarily due to disposal of software that was no longer utilized at year-end 2004 and lower depreciation expense of $305,000 due to assets becoming fully depreciated and not being replaced.

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

We expect that general and administrative expenses will decrease in 2006 as compared to 2005 due to continuing cost containment efforts.

Stock-based compensation.  Total stock-based compensation expenses were $126,000 in 2005, $354,000 in 2004 and $423,000 in 2003.

In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. We are evaluating the requirements under SFAS 123R and expect the adoption of this statement to have a significant adverse impact on our consolidated statements of income and net income per share.

Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999. Amortization of unearned employee stock-based compensation for options issued to employees prior to Vitria’s initial public offering in September 1999 was amortized over a five year period and was fully amortized as of December 31, 2004. For the years ended December 31, 2005, 2004, and 2003, we did not incur any stock-based compensation in connection with stock issued to non-employees for services rendered.

In 2004, we issued a stock grant to all Vitria employees. Each person who was a non-executive employee on the date of the grant received 250 shares of Vitria common stock. The fair market value of our common stock at the date of the grant was $2.88 per share. This stock grant resulted in stock based compensation expense of $207,000 in 2004. In accordance with APB No. 25, Accounting for Stock Issued to Employees, we recorded $67,000 stock-based compensation expense for stock option grant modifications made for a certain executive in 2004.

In the first quarter of 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $71,000 in stock-based compensation expense related to this stock award during 2005. In addition, we recorded $55,000 in stock-based compensation expense for a stock award granted to a former member of our Board of Directors.

Restructuring and other charges.  In 2002, we initiated actions to reduce our cost structure due to sustained negative economic conditions that affected our operations and resulted in lower than anticipated revenue. The plan was a combination of a reduction in workforce of approximately 285 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002. The restructuring charge included approximately $4.2 million of severance-related charges and $15.3 million of committed excess facilities payments, which included $463,000 for the write-off of leasehold improvements and equipment in vacated facilities.

In 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $16.1 million in the year ended December 31, 2003. The restructuring charge included approximately $2.9 million of severance related charges and $13.0 million of committed excess facilities payments, which included $2.2 million for the write-off of leasehold improvements and equipment in vacated facilities. The charge also included $180,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

In 2004, we incurred $1.1 million in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS No. 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

In 2005, we incurred $746,000 in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS No. 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

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

							Total
						2011 and	Estimated
	2006	2007	2008	2009	2010	Thereafter	Net Payments

Undiscounted future lease payments and estimated operating costs for restructured facilities	$3,753	$2,230	$856	$856	$856	$2,092	$10,643
Less: contractual future sublease income	(770)	(512)	—	—	—	—	(1,282)

Gross estimated future payments	$2,983	$1,718	$856	$856	$856	$2,092	9,361

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(1,941)

Net future payments on restructured facilities							$7,420

Interest Income and Other Income, net

The largest component of interest and other income is interest earned on cash, cash equivalents and investments, but interest and other income also includes interest expense, gains and losses on sale of fixed assets and foreign exchange transactions. The net of interest and other income increased by $433,000, or 35%, to $1.7 million in 2005 compared to $1.2 million in both 2004 and 2003. This increase in 2005 was due primarily to the effect of rising interest rates on our investments.

Provision for Income Taxes

We recorded provision for income taxes of $255,000, $493,000, and $594,000 million for 2005, 2004 and 2003, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. The increase in our valuation allowance was $4.1 million and $2.6 million for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, we had federal and state net operating loss (NOL) carryforwards of approximately $202.7 million and $123.7 million respectively. We also had federal and state tax credit carryforwards of approximately $6.7 million and $5.7 million respectively, at December 31, 2005. The federal net operating loss and tax credit carryforwards will expire beginning in 2014, if not utilized. The state operating losses will expire beginning 2006. The state tax credits carry forward indefinitely. Our ability to utilize the benefits of the NOLs and tax credit carryforwards is dependent on our generation of sufficient taxable income in future years. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

				Percent	Percent
				Change	Change
	Year Ended December 31,			2005 vs.	2004 vs.
	2005	2004	2003	2004	2003
	(In thousands)

Cash, cash equivalents and short term investments	$61,482	$78,563	$91,536	(22)%	(14)%
Short-term liabilities	21,996	27,222	30,058	(19)%	(9)%
Long-term liabilities	5,290	8,082	12,111	(35)%	(33)%
Net cash used in operating activities	(16,217)	(13,731)	(26,164)	18%	(48)%
Net cash provided by (used in) investing activities	10,324	35,957	(7,987)	71%	550%
Net cash provided by financing activities	165	1,244	451	(87)%	176%

Our cash, cash equivalents and short term investments are what remain from the cash generated by our IPO. The current source of our cash flow is primarily cash receipts from customers as we do not have any outstanding debt and our interest expense is insignificant. The downward trend in our revenue over the past three years has affected our cash flows, contributing to a negative cash flow from operations in 2005, 2004, and 2003. Our cash payments to employees and suppliers have exceeded our cash receipts from customers in each of these three years. To compensate for our declining revenue, we restructured in 2003, closing facilities and reducing headcount. In 2005, our combined cash and investment balances declined by an average of $4.3 million per quarter. We need to continue to selectively invest in research and development to produce new products and in sales and marketing to sell those products in order to increase our revenue and improve our cash position. Unless we are able to increase our revenue in the next few years, we may need to further reduce spending or seek additional funds through public or private debt financings.

The decline in our cash and investment balances is summarized in the table below.

	Year Ended December 31,
	2005	2004	2003

Beginning cash and investment balances	$78,563	$91,536	$117,863
Cash receipts from customers	52,033	65,512	81,338
Miscellaneous cash receipts	1,198	2,939	1,795
Investment income	1,976	1,145	1,294
Cash payments to vendors and employees	(72,288)	(82,569)	(110,754)

Ending cash and investment balances	$61,482	$78,563	$91,536

Net decrease in cash and investment balances	$(17,081)	$(12,973)	$(26,327)

Net cash used in operating activities increased $2.5 million, or 18%, in 2005 compared to 2004. The following table, with data taken from our consolidated statements of cash flows, summarizes the reasons for the increase:

				Percent
			Change	Change
	Year Ended December 31,		2004 to	2004 to
	2005	2004	2005	2005

Operating activities:
Net loss	$(12,116)	$(15,894)	$3,778	(24)%
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	29	31	(2)	(6)%
Note receivable forgiven	—	186	(186)	(100)%
Depreciation and amortization	1,051	1,954	(903)	(46)%
Stock-based compensation	126	354	(228)	(64)%
Provision for doubtful accounts	9	89	(80)	(90)%
Changes in assets and liabilities:
Accounts receivable	2,674	4,853	(2,179)	(45)%
Other current assets	(301)	1,688	(1,989)	(118)%
Other assets	129	(127)	256	(202)%
Accounts payable	(726)	(60)	(666)	1110%
Accrued liabilities	(829)	746	(1,575)	(211)%
Accrued restructuring and other charges	(6,003)	(5,388)	(615)	11%
Deferred revenue	(840)	(2,782)	1,942	(70)%
Other long-term liabilities	580	619	(39)	(6)%

Net cash used in operating activities	$(16,217)	$(13,731)	$(2,486)	18%

Our loss decreased $3.8 million from 2004 to 2005. This decrease was primarily due to lower cost of goods sold and lower operating expense offset by lower revenue. Our depreciation expense declined $903,000, or 46%, from 2004 to 2005 due to certain fixed assets being disposed in 2004 and assets becoming fully depreciated in 2005 and not replaced. Cash generated from the reduction of accounts receivable declined $2.2 million, or 47%, from 2004 to 2005. This decline in cash generated from the reduction of accounts receivable reflects our overall declining revenue. Other current assets increased $301,000 in 2005 as compared to a decrease of $1.7 million in 2004. The decrease in 2004 was primarily due to certain assets being disposed. Accounts payable and accrued liabilities declined $1.6 million in 2005 as compared to an increase of $686,000 in 2004. The decrease was primarily due to lower overall spending and headcount. Deferred revenue declined $840,000 in 2005 as compared to a decline of $2.8 million in 2004. This decrease in deferred revenue reflects our overall declining revenue trend.

Cash, cash equivalents and short term investments decreased 22% from $78.6 million at December 31, 2004 to $61.5 million at December 31, 2005. The main reason for the decline in our cash and investment balances between 2004 and 2005 was that our total cash payments to vendors and employees were greater than our total cash receipts from customers. Cash payments of $6.4 million made in 2005 for leases restructured in previous years are not included as an expense in our 2005 net income as they have already been expensed and accrued in previous years.

Net cash used in operating activities decreased $12.4 million, or 48%, in 2004 compared to 2003. The primary reason for this decline was the decrease in our net loss from $30.9 million in 2003 to $15.9 million in 2004. Cash, cash equivalents and short term investments decreased 14% from $91.5 million at December 31, 2003 to $78.6 million at December 31, 2004. The main reason for the decline in our cash and investment balances between 2003 and 2004 was that our total cash payments to vendors and employees were greater than our total cash receipts from customers. Cash payments of $5.3 million made in 2004 for leases restructured in previous years is not included as an expense in our 2004 net income as it has already been expensed and accrued in previous years.

Net cash provided by investing activities decreased $25.6 million, or 71%, in 2005 compared to 2004. This decrease in the current year was mainly due to the fact that we sold at maturity $11.5 million more in short term investments than we purchased in 2005 compared to $36.2 million more in short term investments sold than purchased in 2004. We sold at maturity more short-term investments than we purchased partially to fund operating losses of $12.1 million and cash payments for restructured leases of approximately $6.4 million.

Net cash provided by (used in) investing activities increased $43.9 million, or 550%, in 2004 compared to 2003. This increase was mainly due to the fact that we sold at maturity $36.2 million more in short term investments than we purchased in 2004. We sold at maturity more short-term investments than we purchased partially to fund operating losses of $15.9 million and cash payments for restructured leases of approximately $6.3 million. The remaining $14.0 million from investments we sold at maturity is due to timing differences in buying and selling investments in order to take advantage of the effect of interest rate changes in the marketplace.

Net cash provided by financing activities decreased $1.1 million, or 87%, in 2005 compared to 2004. This decrease was due to a decrease in stock option exercises over the prior year. Net cash provided by financing activities increased $793,000, or 176%, in 2004 compared to 2003. This increase was due to an increase in stock option exercises over the prior year.

Our net accounts receivable balance decreased $2.7 million from $10.5 million at December 31, 2004 to $7.8 million at December 31, 2005. The decrease in our accounts receivable balance was due a decline in revenue in the fourth quarter of 2005 of $6.3 million as compared to the fourth quarter revenue in 2004, from $17.6 million to $11.3 million.

Our deferred revenue balance decreased $840,000 from $11.1 million at December 31, 2004 to $10.2 million at December 31, 2005. This decrease in our deferred revenue balance is due to a decrease in support renewals and new support orders due to fewer license orders and reflects our overall trend of declining revenue.

Contractual Obligations and Commitments

At December 31, 2005, we had contractual obligations and commercial commitments of approximately $12.2 million as shown in the table below. The table below excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

		Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Capital Lease Obligations	$149	$141	$8	$—	$—
Operating Lease Obligations	11,794	3,686	3,860	2,155	2,093
Employment Contract Obligations	173	173	—	—	—
Sublease Deposits	91	35	56	—	—

Total	$12,207	$4,035	$3,924	$2,155	$2,093

Operating lease commitments shown above include all of our facility leases, both for buildings that we have restructured and buildings not restructured, and are net of all contractual sub-lease agreements. Of the above $11.8 million in operating lease obligations, $9.3 million is related to total operating lease obligations for restructured buildings. This $9.3 million is the net of $10.6 million in gross lease payments, less $1.3 million in contractual future sublease income. Our Employment contract obligations relate to severance accruals with respect to our reduction of workforce.

Off-Balance Sheet Arrangements

At December 31, 2005 and December 31, 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Credit Facilities with Silicon Valley Bank

We entered into a Loan and Security Agreement with Silicon Valley Bank, dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 24, 2005 and reduced the line of credit from $12.0 million to $6.5 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $12.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of our assets.

As of December 31, 2005, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $3.0 million related to certain office leases at December 31, 2005. Fees related to our outstanding letters of credit totaled $37,000 in 2005.

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

In the past, we have invested significantly in our operations. We plan to selectively invest in research and development and sales and marketing in 2006 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures in the next year to be approximately $600,000 to $700,000. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. We may also explore strategic alternatives, such as alliances, partnerships and collaborations. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

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

The following table is a summary of our related party revenue and service fees for the periods ending December 31, 2005, 2004 and 2003. (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenue from QilinSoft LLC	$200	$100	$—
R&D and Consulting expense incurred with QilinSoft LLC	$2,898	$596	$—
Trade A/R with QilinSoft LLC	$300	$—	$—
Trade A/P and Accruals with QilinSoft LLC	$441	$102	$—

We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC, during 2005, and we expect another substantial increase in 2006 over 2005 levels. This is because we are continuing to do more of our engineering for professional services work offshore and QilinSoft is an important provider of offshore engineering talent.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standard Board, (FASB) issued Statement of Accounting Standard 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces Accounting Principles Board Opinions, (APB) 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted in the first fiscal quarter of 2006. We do not expect that adoption of this statement will have a material impact on our results of operations or financial conditions.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 — revised 2004 or SFAS 123R, Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 or SFAS 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, (APB 25), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption of this statement to have a significant adverse impact on our consolidated statements of income and net income per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described in Part I, Item 1A. “Risk Factors”.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of short-term money market instruments and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy; we limit the amount of credit exposure to any one issuer.

We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized losses at December 31, 2005 were $46,000.

We have no cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.

There has been no material change in our interest rate exposure since December 31, 2005.

The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less. Cash equivalent consist of money market funds and short-term investments which have an original maturity date of 90 days or less from the time of purchase.

Table of investment securities (in thousands) as of December 31:

		2005		2004
		Weighted		Weighted
		Average		Average
	Fair Value	Interest Rate	Fair Value	Interest Rate

Cash	$7,679	0.52%	$8,080	0.43%
Short-term investments and cash equivalents	53,803	4.28%	70,483	2.10%

Total cash and investment securities	$61,482		$78,563

Foreign Exchange Risk

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America. Currently, short-term intercompany balances with our foreign subsidiaries are in a net liability position with the U.S. corporate headquarters. The net liability position primarily comes from our subsidiary in Japan, and the remaining foreign subsidiaries are in a net intercompany receivable position with the U.S. corporate headquarters. A 10% strengthening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the net intercompany payable, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. A 10% weakening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the net intercompany payable due to corporate headquarters, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. At December 31, 2005, our foreign subsidiaries had a net asset position of close to zero and thus a 10% change in foreign exchange rates would not have materially affected our financial position.

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

We had no outstanding forward contacts as of December 31, 2005 and did not enter into any forward contracts during 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15 of Part IV. The chart entitled “Financial Information by Quarter (Unaudited)” contained in Item 7 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 22, 2004, Vitria Technology, Inc., (Vitria), engaged BDO Seidman, LLP, (BDO), as Vitria’s new independent registered public accounting firm. The engagement of BDO was approved by the Audit Committee of the Board of Directors.

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

Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. In performing this evaluation, Vitria management has determined that the material weaknesses further described in our “Report of Management on Internal Control over Financial Reporting” existed at of December 31, 2005. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of December 31, 2005.

Our “Report of Management on Internal Control over Financial Reporting” and the related report of our independent registered public accounting firm are included in this Form 10-K on pages 39 and 40, respectively.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 16, 2006, in the section entitled “Proposal 1-Election of Directors” and is incorporated by reference into this report. Information concerning our Audit Committee and Financial Expert is incorporated by reference to the section entitled “Audit Committee” contained in our definitive Proxy Statement. Information concerning procedures for recommending directors in incorporated by referenced to the section entitled “Nominating and Corporate Governance Committee” contained in our definitive Proxy Statement. Information concerning our Executive Officers is set forth under “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement. Information concerning our code of conduct is incorporated by reference to the section entitled “Code of Conduct” to be contained in our definitive Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 16, 2006, under the caption “Executive Compensation,” and is incorporated by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 16, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 16, 2006, under the caption “Certain Relationships and Related Transactions”, and is incorporated by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be held on June 16, 2006 under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, which was conducted according to the COSO criteria, we have concluded that our internal control over our financial reporting was not effective in achieving its objectives as of December 31, 2005 due to the material weaknesses described below.

A material weakness is defined as a control deficiency, or combination of control deficiencies that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be detected or prevented. Using this definition, management found that the following material weaknesses existed as of December 31, 2005:

The Company didn’t have adequate staffing to perform needed reviews. Deficiencies were noted in the review of documentation, reconciliations, and assumptions used to prepare the financial statements, review of equity-based compensation disclosures, and the review of journal entries. Although these deficiencies were not considered to be material weaknesses when considered individually, taken together they were deemed to be a material weakness. This combination of deficiencies required the Company to record several year-end adjusting journal entries prior to finalizing the 2005 consolidated financial statements.

Documentation supporting the Company’s control assessment was not adequate. The Company’s documentation did not include enough evidence of compensating controls, of the extent, timing, and results of test work, of the impact on related account balances or geographic locations, or of the testing of certain spreadsheet-based calculations. In addition, management’s deficiency analyses did not sufficiently identify control gaps, pervasive deficiencies, or minor documentation deficiencies. Although these deficiencies were not considered to be material weaknesses when considered individually, taken together they were deemed to be a material weakness. This combination of deficiencies did not result in errors in the Company’s financial statements.

Internal controls over the Company’s subsidiary in Japan were not proven to be effective as of December 31, 2005. The Company’s review and supervision procedures over the recording of activity at its Japanese subsidiary were judged to be deficient because certain sales-related agreements were not translated from Japanese into English so that the company’s English-speaking revenue recognition personnel could adequately review them. Also, there was not enough testing to show that certain payroll and accounts payable processes were adequately controlled, and finally, certain controls were put into place too late during 2005 to be tested and judged effective as of December 31, 2005. Although these deficiencies were not considered to be material weaknesses when considered individually, taken together they were deemed to be a material weakness. This combination of deficiencies did not result in errors in the Company’s financial statements.

Our independent registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting is included on page 40 of this Form 10-K.

/s/ M. Dale Skeen, Ph.D.
M. Dale Skeen, Ph.D.
Chief Executive Officer and Chief Technical Officer

/s/ Michael D. Perry
Michael D. Perry
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Vitria Technology, Inc. and subsidiaries
Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Vitria Technology, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Lack of sufficient personnel to perform needed reviews and supervision.  Specifically, deficiencies were noted in the following areas: (a) management review of supporting documentation, reconciliations, calculations and assumptions used to prepare the financial statements; (b) management review of equity-based compensation and related disclosure; and (c) management review of journal entries recorded during the financial statement preparation process. Taken together, these deficiencies constitute a material weakness in the Company’s system of internal controls over financial reporting. These deficiencies resulted in errors in the financial statements, which were identified and corrected before finalizing the 2005 consolidated financial statements, and result in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

2. Documentation supporting the Company’s final scoping and controls assessment was not adequate.  Specifically, the Company’s documentation did not include sufficient evidence and analyses of: (a) complementary and/or redundant compensating controls; (b) the adequacy of the extent, timing, and results of test work, including the related impact on account balances and locations that were not included in management’s scope; and (c) consideration and testing of certain complex spreadsheets. In addition, management’s deficiency analyses did not include sufficient consideration of any identified control gaps, pervasive deficiencies, or minor documentation deficiencies. Taken together, these deficiencies constitute a material weakness in the Company’s system of internal controls over financial reporting. Although these deficiencies did not result in errors in the financial statements, taken together, these deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3. Internal controls over the Company’s Japanese subsidiary were not proven to be effective as of December 31, 2005.  The Company’s review and supervision procedures over the recording of activity at its Japanese subsidiary were assessed to be deficient in that: (a) several sales-related agreements were not translated from Japanese to English, which prevented U.S. personnel from performing an adequate review of the contract terms to sufficiently analyze revenue recognition; (b) there was not adequate testing to prove that the controls over the payroll and accounts payable cycles were effective; and (c) certain of these controls were implemented during late 2005 and had not been in place long enough for the Company to consider them effective. Taken together, these deficiencies constitute a material weakness in the Company’s system of internal controls over financial reporting. Although these deficiencies did not result in errors in the financial statements, these control deficiencies result in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated March 31, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO. We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Vitria Technology, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005, and the financial statement schedule listed in the accompanying index, and our report dated March 31, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

San Francisco, California
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Vitria Technology, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Vitria Technology, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the consolidated financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements and the financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitria Technology, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information sets forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vitria Technology, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

San Francisco, California
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vitria Technology, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Vitria Technology, Inc. for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15 of this Annual Report on Form 10-K, with respect to the year ended December 31, 2003. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Vitria Technology, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule with respect to the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  ERNST & YOUNG LLP

Palo Alto, California
January 22, 2004

VITRIA TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$26,503	$32,106
Short-term investments	34,979	46,457
Accounts receivable, net	7,846	10,529
Other current assets	2,181	1,880

Total current assets	71,509	90,972
Property and equipment, net	1,136	1,053
Other assets	743	872

Total assets	$73,388	$92,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,051	$1,777
Accrued compensation	3,059	4,186
Accrued liabilities	4,184	4,086
Accrued restructuring expenses	3,460	6,091
Deferred revenue, short-term	10,242	11,082

Total current liabilities	21,996	27,222

Long-Term Liabilities:
Accrued restructuring expenses	3,960	7,332
Other long-term liabilities	1,330	750

Total long-term liabilities	5,290	8,082

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: issuable in series $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 150,000 shares authorized; 33,709 and 33,447 shares issued; 33,585 and 33,323 shares outstanding at December 31, 2005 and 2004, respectively	34	33
Additional paid-in capital	276,128	275,366
Unearned stock-based compensation	(271)	—
Accumulated other comprehensive income	515	382
Accumulated deficit	(229,808)	(217,692)
Treasury stock, at cost, 124 shares	(496)	(496)

Total stockholders’ equity	46,102	57,593

Total liabilities and stockholders’ equity	$73,388	$92,897

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenue:
License	$13,261	$14,947	$30,089
Service and other	40,423	46,938	50,630

Total revenue	53,684	61,885	80,719

Cost of revenue:
License	1,388	667	614
Service and other	20,071	23,635	23,857

Total cost of revenue	21,459	24,302	24,471

Gross profit	32,225	37,583	56,248

Operating expenses:
Sales and marketing	18,222	21,990	39,773
Research and development	16,609	17,507	18,249
General and administrative	10,051	13,316	13,176
Stock-based compensation	126	354	423
Restructuring and other charges	746	1,052	16,117

Total operating expenses	45,754	54,219	87,738

Loss from operations	(13,529)	(16,636)	(31,490)
Interest income	1,976	1,145	1,294
Other income (expenses), net	(308)	90	(91)

Net loss before income taxes	(11,861)	(15,401)	(30,287)
Provision for income taxes	255	493	594

Net loss	$(12,116)	$(15,894)	$(30,881)

Basic and diluted net loss per share	$(0.36)	$(0.48)	$(0.95)

Weighted average shares used in calculating basic and diluted net loss per share	33,487	33,069	32,626

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Notes	Accumulated
			Additional	Unearned	Receivable	Other			Total
	Common Stock		Paid-In	Stock-Based	from	Comprehensive	Accumulated	Treasury	Stockholders
	Shares	Amount	Capital	Compensation	Shareholders	Income (loss)	Deficit	Stock	Equity
	(In thousands)

Balance at December 31, 2002	32,602	$33	$273,418	$(517)	$(193)	$620	$(170,917)	$(496)	101,948
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,881)	—	(30,881)
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	55	—	—	55
Unrealized loss on short-term investments	—	—	—	—	—	(40)	—	—	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	(30,866)
Issuance of common stock, net	192	—	451	—	—	—	—	—	451
Amortization of deferred stock compensation	—	—	—	438	—	—	—	—	438
Reversal of deferred stock compensation due to employees termination	—	—	(15)	—	—	—	—	—	(15)

Balance at December 31, 2003	32,794	$33	$273,854	$(79)	$(193)	$635	$(201,798)	$(496)	$71,956

Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,894)	—	(15,894)
Other comprehensive income (loss) Foreign currency translation	—	—	—	—	—	(146)	—	—	(146)
Unrealized loss on short-term investments	—	—	—	—	—	(107)	—	—	(107)

Total comprehensive loss	—	—	—	—	—	—	—	—	(16,147)
Issuance of common stock, net	529	—	1,445	—	—	—	—	—	1,445
Amortization of deferred stock compensation	—	—	—	79	—	—	—	—	79
Stock option modifications	—	—	67	—	—	—	—	—	67
Loan forgiveness	—	—	—	—	193	—	—	—	193

Balance at December 31, 2004	33,323	$33	$275,366	$—	$—	$382	$(217,692)	$(496)	$57,593

Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,116)	—	(12,116)
Other comprehensive income (loss)									—
Foreign currency translation	—	—	—	—	—	74	—	—	74
Unrealized loss on short-term investments	—	—	—	—	—	59	—	—	59

Total comprehensive loss	—	—	—	—	—	—	—	—	(11,983)
Issuance of common stock	162	1	420	—	—	—	—	—	421
Issuance of restricted stock to employee	100	—	342	(342)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	71	—	—	—	—	71

Balance at December 31, 2005	33,585	$34	$276,128	$(271)	$—	$515	$(229,808)	$(496)	$46,102

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities:
Net loss	$(12,116)	$(15,894)	$(30,881)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on write-down of equity investments	—	—	300
Loss on disposal of subsidiary	—	—	339
Loss on disposal of fixed assets	29	31	2,202
Note receivable forgiven	—	186	—
Depreciation and amortization	1,051	1,954	4,615
Stock-based compensation	126	354	423
Provision for doubtful accounts	9	89	—
Changes in assets and liabilities:
Accounts receivable	2,674	4,853	(363)
Other current assets	(301)	1,688	(568)
Other assets	129	(127)	318
Accounts payable	(726)	(60)	(427)
Accrued liabilities	(829)	746	(7,435)
Accrued restructuring and other charges	(6,003)	(5,388)	5,617
Deferred revenue	(840)	(2,782)	481
Other long-term liabilities	580	619	(785)

Net cash used in operating activities	(16,217)	(13,731)	(26,164)

Investing activities:
Purchases of property and equipment	(1,214)	(233)	(737)
Purchases of investments	(58,728)	(67,699)	(116,577)
Proceeds from maturities of investments	70,266	103,889	109,219
Net proceeds from sale of China subsidiary	—	—	108

Net cash provided by (used in) investing activities	10,324	35,957	(7,987)

Financing activities:
Proceeds from exercises of stock option and ESPP purchases	366	1,244	451
Repayment of note payable	(201)	—	—

Net cash provided by financing activities	165	1,244	451

Effect of exchange rate changes on cash and cash equivalents	125	(146)	55

Net increase (decrease) in cash and cash equivalents	(5,603)	23,324	(33,645)
Cash and cash equivalents at beginning of year	32,106	8,782	42,427

Cash and cash equivalents at end of year	$26,503	$32,106	$8,782

Supplemental non-cash information:
Income taxes paid	$389	$631	$1,032

Interest paid	$16	$13	$22

Total Non-Cash Disclosures:
Purchases of equipment financed by capital leases	$286	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies:

The Company

Vitria develops, markets and supports a family of software products, BusinessWare, and related applications, which enable customers to gain greater real-time operational visibility and control of strategic business processes. Vitria was incorporated in California in October 1994. We reincorporated in Delaware in July 1999.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Vitria and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates we make include collectibility estimates allowance for doubtful accounts, estimates of future sublease income for restructuring activities and percentage of completion estimates for fixed fee consulting engagements, for which revenue is recognized using the percentage of completion method.

Foreign currency

The functional currencies of our subsidiaries are the local currencies. Balance sheet accounts are translated into United States dollars at exchange rates prevailing at the balance sheet dates. Revenue, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are included as a component of accumulated other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented.

Cash, cash equivalents and short-term investments

All of our investments have a contractual maturity of one year or less. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents and investments with original maturities greater than three months from the date of purchase to be short-term investments. All of our short-term investments are comprised of marketable debt securities, which are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in other comprehensive income (loss). Fair values are based upon quoted prices in an active market, or if that information is not available, on quoted market prices of instruments of similar characteristics. Realized gains and losses and declines in value judged to be other than temporary are included in other income or expense. Such amounts have not been material during any of the periods presented.

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

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets

We periodically review our long-lived assets for impairment. Such assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as a significant industry or economic downturn, or significant changes in the manner of use of the assets or in our business strategy. If indicators of impairment exist, recoverability is assessed by comparing the estimated undiscounted cash flows resulting from the use of the asset and their eventual disposition against their carrying amounts. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with fair value generally determined based on an estimate of discounted future cash flows.

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

Revenue recognition

We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position “SOP 97-2”, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for the element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Our normal payment terms typically range from “net 30 days” to “net 90 days” but we occasionally grant payment terms up to a year for domestic and international customers, respectively. We defer our revenue for

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those agreements which exceed our normal payment terms and are therefore assessed as not being fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.

Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These maintenance contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance and revenue from these contracts is recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting projects recognized under SOP 81-1, are clearly stated as such in discussion below. These consulting services are either sold on a time and materials or fixed fee basis and recognized as the services are performed, in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We also offer training services which are sold on a per-student or per-class basis. Fees from training services are recognized as classes are attended by customers.

Payments received in advance of revenue recognition are recorded as deferred revenue. In the event that a software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of our software product, both the product license revenue and consulting services revenue would be recognized in accordance with the provision of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. In such event, we would recognize revenue from such arrangements using the percentage of completion method and, therefore, both the product license and consulting services revenue would be recognized as work progresses, using hours worked as input measures. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2. We did not have any license and consulting arrangements that increase software functionality that are recognized under SOP 81-1 in 2005.

For arrangements for which we recognize revenue under the percentage of completion method, we measure progress toward completion based on the ratio of hours incurred to total estimated hours on the project, an input method. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe are reasonable under the circumstances. These estimates included forecasting of hours to be incurred to-date, and projecting the remaining effort to complete project. These estimates are assessed continually during the term of the contract and revisions are reflected when conditions become known. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a project. Using different hour estimates or different methods of measuring progress toward completion, consulting and service revenues and expenses may produce different results. A favorable change in estimates in a period could result in additional revenues and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or a recording of a loss.

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

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated using a discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings. We recognize all of our derivative instruments as either assets or liabilities in the balance sheet at fair value. We did not have any derivatives on the balance sheet at either December 31, 2005 or December 31, 2004, and we did not have any derivative activities during the year ended December 31, 2005.

In order to reduce the effect of foreign currency fluctuations, from time to time we utilize foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures outstanding during the period. The gains and losses on the forward contracts help to mitigate the gains and losses on our outstanding foreign currency transactions. We do not enter into forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net. We did not enter into any forward contracts during 2005 and had no outstanding forward contracts as of December 31, 2005 or December 31, 2004.

Advertising costs

Advertising costs are expensed as incurred and totaled approximately $75,000, $109,000, and $41,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Stock-based compensation

We currently account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion or APB 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation, (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS 123, Accounting for Stock-Based Compensation and SFAS 148, Accounting for Stock-based Compensation — Transition and Disclosure. Under APB 25 and related interpretations compensation is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price. Unearned compensation is amortized and expensed in accordance with FIN 28, Accounting for Stock Appreciation

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights and Other Stock Option or Award Plan, using the multiple option approach. We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issued Task Force, (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Our accounting treatment of stock options will significantly change during 2005 due to planned adoption of SFAS 123(R), Share-Based Payment, which is effective for periods beginning after June 15, 2005. See Recent Accounting Pronouncements in Note 1.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation, including shares issued under our stock option plans and Employee Stock Purchase Plan, collectively options. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation, as calculated under the intrinsic value method, has been added back. Pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net loss, as reported	$(12,116)	$(15,894)	$(30,881)
Add: stock-based employee compensation included in reported net loss	126	354	423
Deduct: total stock-based compensation expense determined under fair value based method for all awards	(2,859)	(3,966)	(2,917)

Pro forma net loss	$(14,849)	$(19,506)	$(33,375)

Basic and diluted net loss per share	$(0.36)	$(0.48)	$(0.95)

Pro forma basic and diluted net loss per share	$(0.44)	$(0.59)	$(1.02)

Weighted-average shares used in calculations	33,487	33,069	32,626

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

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Numerator for basic and diluted net loss per share:
Net loss	$(12,116)	$(15,894)	$(30,881)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	33,487	33,069	32,640
Less shares subject to repurchase	—	—	(14)

Denominator for basic and diluted net loss per share	33,487	32,069	32,626

Basic and diluted net loss per share	$(0.36)	$(0.48)	$(0.95)

The following table sets forth the weighted average shares of potential common stock that are not included in the diluted net loss per share calculation above (in thousands). The effect of these potentially outstanding shares was not included in the calculation of diluted loss per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2005	2004	2003

Weighted average effect of anti-dilutive securities:
Employee stock options (using Treasury stock method)	97	337	1,132
Unvested restricted stock	100	—	—
Common stock subject to repurchase agreements	—	—	14

Total	197	337	1,146

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Our total comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net loss	$(12,116)	$(15,894)	$(30,881)
Other comprehensive loss
Foreign currency translation adjustment	74	(146)	55
Unrealized gain (loss) on short-term investments	59	(107)	(40)

Comprehensive loss	$(11,983)	$(16,147)	$(30,866)

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2005	2004

Foreign currency translation adjustment	$561	$487
Unrealized (loss) on short-term investments	(46)	(105)

Total accumulated other comprehensive income	$515	$382

Segment information

We provide business process integration software and services to businesses around the world. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we have operated in one segment during each of the three years ended December 31, 2005, 2004 and 2003. We sell our products primarily to healthcare and insurance, telecommunications, manufacturing, and finance industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.

Concentrations of credit risks and other concentrations

We derive our revenue primarily from one product, and applications and services related to that product. No customer comprised more than 10% of total revenue in 2005, 2004 or 2003.

Financial instruments that potentially subject us to a concentration of credit risk consist of cash equivalents, short-term investments and accounts receivable.

All of our cash equivalents at December 31, 2005 and 2004 were deposited with financial institutions which we believe are of high credit quality. Our deposits with financial institutions may, at times exceed federally insured limits, however, we have not experienced any losses on such accounts.

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

In 2004, we only had one customer, UPC whose receivable balance was greater that 10% of our total accounts receivable. At the end of December 31, 2005, no accounts receivable balance was greater than 10% of our total accounts receivable.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standard Board, (FASB) issued Statement of Accounting Standard 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces Accounting Principles Board Opinions, (APB) 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted in the first fiscal quarter of 2006. We do not expect that application of this statement will have a significant impact on our financial position or results of operations.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 — revised 2004 or SFAS 123R, Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 or SFAS 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, (APB 25), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Stock-based compensation above for the pro forma net loss and net loss per share amounts as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. We are evaluating the requirements under SFAS 123R and expect the adoption of this statement to have a significant adverse impact on our consolidated statements of operations and net loss per share.

Note 2 — Balance Sheet Components (in thousands):

	December 31,
	2005	2004

Trade accounts receivable	$5,793	$10,754
Unbilled accounts receivable	2,594	307
Less: Allowance for doubtful accounts	(541)	(532)

	$7,846	$10,529

Property and equipment, net
Computer equipment	$5,951	$10,047
Software licenses	4,125	4,765
Furniture and fixtures	1,755	1,918
Leasehold improvements	2,133	2,297
Computer equipment under capital leases	265	287

	14,229	19,314
Less: Accumulated depreciation and amortization	(13,093)	(18,261)

	1,136	$1,053

Accrued liabilities:
Capital leases — current portion	$136	$72
Uninvoiced Payables	3,151	2,771
Other	897	1,243

	$4,184	$4,086

Other long-term liabilities:
Capital leases	$7	$—
Long-term sublease deposits	56	77
Deferred revenue	1,267	673

	$1,330	$750

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in accrued liabilities as of December 31, 2005 and 2004 is $3.1 million and $2.8 million respectively, for services received by Vitria for which invoices have not been received.

Note 3 — Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of December 31, 2005				As of December 31, 2004
	Carrying	Unrealized	Unrealized		Carrying	Unrealized	Unrealized
	Value	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value

Cash	$7,679	—	—	$7,679	$8,080	—	—	$8,080
Money market funds	1,285	—	—	1,285	5,652	—	—	5,652
Government securities	800	—	—	800	3,698	—	—	3,698
Commercial paper	16,739	—	—	16,739	14,676	—	—	14,676

Total cash equivalents	18,824	—	—	18,824	24,026	—	—	24,026

Total cash and cash equivalents	26,503	—	—	26,503	32,106	—	—	32,106

Government securities	13,754	—	(23)	13,731	15,067	—	(40)	15,027
Corporate bonds	13,794	—	(26)	13,768	20,958	—	(64)	20,894
Commercial paper	7,477	3	—	7,480	10,537	—	(1)	10,536

Total short-term investments	35,024	3	(49)	34,979	46,562	—	(105)	46,457

Total cash, cash equivalents, and short-term investments	$61,527	$3	$(49)	$61,482	$78,668	$—	$(105)	$78,563

Note 4 — Deferred Revenue

Deferred revenue is comprised primarily of deferred maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue is generally recognized as the services are performed. Total long term and short term deferred revenue was $11.5 million at December 31, 2005 and $11.8 million at December 31, 2004.

Note 5 — Credit Agreements

We entered into a Loan and Security Agreement with Silicon Valley Bank, dated June 28, 2002, for the purpose of establishing a revolving line of credit. We modified this agreement on June 24, 2005 and reduced the line of credit from $12.0 million to $6.5 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $12.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, even though these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest. The agreement is secured by all of our assets.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $3.0 million related to certain office leases at December 31, 2005. Fees related to our outstanding letters of credit totaled $37,000 in 2005.

Note 6 — Restructuring

In 2002, we initiated actions to reduce our cost structure due to sustained negative economic conditions that impacted our operations and resulted in lower than anticipated revenue. The plan was a combination of a reduction in workforce of approximately 285 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $19.5 million in the year ended December 31, 2002.

In 2003, we initiated actions to further reduce our cost structure. The plan was a combination of a reduction in workforce of approximately 100 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred a charge of $16.1 million in the year ended December 31, 2003. The restructuring charge included approximately $2.9 million of severance related charges and $13.0 million of committed excess facilities charges, which included $2.2 million for the write-off of leasehold improvements and equipment in vacated facilities. The charge also included $180,000 in accretion charges related to the fair value treatment for the facilities we restructured in 2003, in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

In 2004, we incurred $1.1 million in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

In 2005, we incurred $746,000 in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.

In 2005, we reclassified $467,000 from accrued restructuring to accrued rent to account for rent expense in periods prior to restructurings for which our landlord had not yet billed us, resulting in an increase in rent expense of $125,000 during the first quarter of 2005. This represented the difference between the $467,000 gross rent expense and the present valued amount of $342,000 that was previously included in accrued restructuring.

As of December 31, 2005, $7.4 million related to facility closures remains accrued from all of our restructuring actions net of $1.3 million of estimated future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.

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

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, $7.4 million of restructuring and other costs remained accrued for payment in future periods. The table below (in thousands) includes our 2003 accrual for restructured facilities, which was discounted at fair value, in accordance with SFAS 146.

	Facilities
	Consolidation	Severance	Total

Balance at December 31, 2003	$18,482	$330	$18,812
Cash payments	(6,295)	(330)	(6,625)
Facility adjustments	1,236	—	1,236

Balance at December 31, 2004	$13,423	$—	$13,423

Cash payments	(6,400)	—	(6,400)
Facility adjustments	397	—	397

Balance at December 31, 2005	$7,420	$—	$7,420

The future contractual lease payments, net of contractual future sublease income, amount to $9.4 million. The payments primarily consisting of lease obligations that will be made through 2013.

In the estimated lease payout schedule in the table below (in thousands), future lease payments are undiscounted and future sublease income is estimated based on third party estimates derived from prevailing market rates.

							Total
						2011 and	Estimated
	2006	2007	2008	2009	2010	Thereafter	Net Payments

Undiscounted future lease payments and estimated operating costs for restructured facilities	$3,753	$2,230	$856	$856	$856	$2,092	$10,643
Less: contractual future sublease income	(770)	(512)	—	—	—	—	(1,282)

Gross estimated future payments	$2,983	$1,718	$856	$856	$856	$2,092	$9,361

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(1,941)

Net future payments on restructured facilities							$7,420

Note 7 — Commitments and Contingencies:

Operating Leases

We lease office space and certain equipment under non-cancelable operating leases through 2013. Some of these lease arrangements have options to renew at varying terms. Some of the leases require payment of property taxes, insurance, maintenance and utilities.

Total rent expense for operating lease agreements was $2.3 million, $2.6 million, and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004 and 2003, we entered into several agreements to sublease certain of our leased buildings or offices which were restructured in 2002 and 2003. The subleases commenced from June to October 2004 and will expire in October 2007. Sublease rental income received, offset against our restructuring accrual, was $647,000 and $164,000 for the years ended December 31, 2004 and 2003. In 2005, we did not enter into any new agreements

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to sublease any of our leased buildings or offices. Sublease rental income received, offset against restructuring expenditures and adjustments, was $1.1 million for the year ended December 31, 2005.

Capital Leases

During 2005, we acquired two new capital leases for computer equipment. These leases mature dates in January 2007 and March 2007 and interest rates that average 7% on an annual basis. Total equipment capitalized under these two leases was $286,000 and as of December 31, 2005 the accumulated amortization was $82,000, with an outstanding principal balance of $143,000.

In 2004, the total equipment capitalized under capital leases was approximately $281,000 and the accumulated amortization was approximately $219,000. These leases had maturity dates ranging from January 2005 to November 2005 with interest rates that averaged 10% on an annual basis.

Future minimum lease payments under non-cancelable operating and capital leases, undiscounted and reduced by minimum sublease income at December 31, 2005, are as follows (in thousands):

						2011 and	Lease
	2006	2007	2008	2009	2010	Thereafter	Payment

Operating leases	$3,686	$2,352	$1,508	$1,299	$856	$2,093	$11,794
Capital leases	141	8	—	—	—	—	149
Imputed interest on capital leases	(5)	(1)	—	—	—	—	(6)

Total	$3,822	$2,359	$1,508	$1,299	$856	$2,093	$11,943

The amounts above include undiscounted operating lease commitments due under leases for abandoned facilities of $9.4 million, which is net of contractual sublease income of $1.3 million.

Warranties and Indemnification

We generally provide a limited warranty for our software products and professional services to its customers. That warranty period is typically 90 days and accounts for such warranty obligations under SFAS No. 5, Accounting for Contingencies. Our software products’ warranty is typically that software will, in all material respects, operate as documented in the relevant user documentation for the software product. Our professional services are generally warranted to be performed in a professional manner and in certain specific cases the services and related deliverables must adhere to specifications agreed between the parties. In the event there is a failure of such warranties, we generally will correct or provide a reasonable work-around or provide replacement product or service, or refund the relevant funds which may have been paid to us. We have not provided for a warranty accrual as of December 31, 2005 or December 31, 2004. To date, our product warranty expense has not been significant.

We generally agree to indemnify our customers against third party legal claims that our software products infringe certain other third-party intellectual property rights. In the event of such a third party claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we generally agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software or a portion thereof. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2005.

Contingencies

In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In re Vitria Technology, Inc. IPO Securities Litigation, Case No. 01-CV-10092. In the amended complaint, the plaintiffs allege that Vitria, certain of our officers and directors, and the underwriters of our initial public offering or the IPO violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies, or the Issuers that first sold their common stock since the mid-1990s, or the IPO Lawsuits.

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

In June 2003, Vitria’s Board of Directors approved a resolution tentatively accepting a settlement offer from the plaintiffs according to the terms and conditions of a comprehensive Memorandum of Understanding negotiated between the plaintiffs and the Issuers. Under the terms of the settlement, the plaintiff class will dismiss with prejudice all claims against the Issuers, including Vitria and our current and former directors and officers, and the Issuers will assign to the plaintiff class or its designee certain claims that they may have against the IPO underwriters. In addition, the tentative settlement guarantees that, in the event that the plaintiffs recover less than $1.0 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the plaintiffs will be entitled to recover the difference between the actual recovery and $1.0 billion from the insurers for the Issuers. In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order. In addition, the Court approved the form of Notice to be sent to members of the settlement classes, which was be published and mailed beginning November 15, 2005. On February 24, 2006 the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. The Court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirement as well as final judicial approval.

Note 8 — Income Taxes:

The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	Year Ended December 31,
	2005	2004	2003

United States	$(12,225)	$(15,511)	$(26,729)
Foreign	364	110	(3,558)

Total	$(11,861)	$(15,401)	$(30,287)

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—	80
Foreign	255	493	514

Total provision for taxes	$255	$493	$594

The tax provision is reconciled to the amount computed using the federal statutory rate of 35% for December 31, 2005, 2004 and 2003, as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Income tax benefit at federal statutory rate	$(4,151)	$(5,390)	$(10,601)
State income tax, net of federal benefit	(446)	—	52
Foreign Taxes	255	—	—
Valuation allowance changes affecting the tax provision	4,972	5,774	10,982
Nondeductible compensation	44	109	161
Federal & State Research & Development	(478)	—	—
Other	59	—	—

Provision for taxes	$255	$493	$594

Deferred tax assets and (liabilities) consist of the following (in thousands):

	As of December 31,
	2005	2004

Net operating loss carryforwards	$73,832	$69,083
Tax credit carryforwards	10,548	9,162
Capitalized expenses, accruals and allowances	6,037	8,094

Net deferred tax assets	90,417	86,339
Valuation allowance	(90,417)	(86,339)

	$—	$—

We recorded provision for income taxes of $255,000, $493,000, and $594,000 million for the years ended December 31, 2005, 2004 and 2003, respectively. Income tax provisions in all periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions, state income taxes, and foreign withholding taxes incurred on software license revenue.

Due to the history of losses and uncertainty surrounding the realization of net deferred tax assets, the Company has provided a valuation allowance for the entire amount of its deferred tax assets. The valuation allowance will be reduced at such time as management believes it is more likely than not that the deferred tax assets will be realized. The increase in our valuation allowance was $4.1 million and $2.6 million for the years ended December 31, 2005 and 2004, respectively. Approximately $11.0 million of the valuation allowance for deferred tax assets at December 31, 2005 is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity if and when realized.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, we had federal and state net operating loss (NOL) carryforwards of approximately $202.7 million and $123.7 million respectively. We also had federal and state tax credit carryforwards of approximately $6.7 million and $5.7 million respectively, at December 31, 2005. The federal net operating loss and tax credit carryforwards will expire beginning in 2014, if not utilized. The state net operating losses will expire beginning in 2006. The state tax credits carry forward indefinitely. Our ability to utilize the benefits of the NOLs and tax credit carryforwards is dependent on our generation of sufficient taxable income in future years. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

Note 9 — Segment Reporting

We provide business process integration software and services to businesses around the world. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we have operated in one segment during each of the three years ended December 31, 2005, 2004 and 2003. We sell our products primarily to healthcare and insurance, telecommunications, manufacturing, and finance industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.

Revenue is assigned based on the location of our customers. The U.S. accounted for approximately 53%, Canada and Japan each accounted for approximately 8% of total revenue in 2005. No one country other than the U.S. accounted for more than 10% of total revenue in 2004 or 2003.

Identifiable assets are classified based on the location of our facilities. Long-lived assets represent those material long-lived assets that can be associated with a particular geographic area. No one region or county other than the U.S. accounted for more than 10% of long-lived assets in 2005, 2004 or 2003.

Information regarding operations in different geographic areas is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenue:
United States	$28,462	$32,957	$50,242
Canada	4,313	6,343	5,248
Japan	4,079	5,966	4,690
Other International	16,830	16,619	20,539

Total	$53,684	$61,885	$80,719

Long-lived assets:
United States	$1,602	$1,144	$3,044
International	277	96	506

Total	$1,879	$1,240	$3,550

Note 10 — Related Party Transactions

In December 2003, we sold our interest in our China operations to QilinSoft LLC (formerly referred to as ChiLin LLC). QilinSoft is owned and controlled by Dr. JoMei Chang, a director and a significant stockholder, and Dr. Dale Skeen, a director and our Chief Executive Officer and Chief Technology Officer, the spouse of Dr. Chang and a significant stockholder.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table is a summary of our related party revenue and service fees for the periods ending December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenue from QilinSoft LLC	$200	$100	$—
R&D and Consulting expense incurred with QilinSoft LLC	$2,898	$596	$—
Trade A/R with QilinSoft LLC	$300	$—	$—
Trade A/P and Accruals with QilinSoft LLC	$441	$102	$—

We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC, during 2005, and we expect another substantial increase in 2006 over 2005 levels. This is because we are continuing to do more of our engineering for professional services work offshore and QilinSoft is an important provider of offshore engineering talent.

Note 11 — Employee Benefit Plans

Deferred Compensation

In December 1998, we established a nonqualified, unfunded deferred compensation plan for certain key executives providing for payments upon retirement, death or disability. Under the plan, certain employees receive payments equal to the sum of all amounts deferred at the election of the employee and any corporate contributions credited to the plan and due and owing to the employee, together with earning adjustments, minus any distributions. Through December 31, 2005, we did not make any contributions to the plan.

We have recorded the assets and liabilities for the deferred compensation at gross amounts in the accompanying balance sheet because such assets are not protected from our general creditors and, as such, these assets could be used to meet our obligations in the event of bankruptcy. The assets are recorded at fair value. Any changes in fair value are recognized as a reduction or increase in compensation expense. Plan assets equal plan liabilities and were each $195,000 at December 31, 2005 and $186,000 at December 31, 2004.

Equity Incentive Plans

In March 1995, we adopted the 1995 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock bonuses and restricted stock to our employees, directors and consultants. In October 1998, we adopted the 1998 Executive Incentive Plan which provides for the granting of stock options to employees, directors and consultants. Options granted under the 1995 Equity Incentive Plan and the 1998 Executive Incentive Plan may be either incentive stock options (ISO) or nonqualified stock options (NSO). ISOs may be granted only to our employees (including officers and directors who are also Vitria employees). NSOs may be granted to our employees and outside consultants.

In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan, or

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Amended Plans. The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. We have reserved 24,806,874 shares of common stock for issuance under the Amended Plans. On December 31 of each year for 10 years, starting with the year 1999, the number of shares reserved automatically increases by 6.5% of the outstanding common stock calculated on a fully-diluted basis, with the number of options granted which qualify as incentive stock options never to exceed 8,000,000. Fully diluted common stock includes common stock subject to Vitria’s right of repurchase and common stock issuable upon the exercise of stock options. The remaining number of authorized shares that could be issued under the Amended Plans was 15,127,505 at December 31, 2005.

In October 2000, the Board of Directors adopted the 1999 Equity Incentive Plan for French Employees, or the French Plan, which is a sub-plan to the 1999 Equity Incentive Plan. The French Plan only provides for the granting of stock options.

On June 22, 2001, the Board of Directors adopted the Vitria Technology UK Sub-Plan, or the UK Plan, which is a sub-plan to the 1999 Equity Incentive Plan. The UK Plan only provides for the granting of stock options.

On June 22, 2001, the Board of Directors adopted the 1999 Equity Incentive Plan Sub Plan for Italian Employees, the Italian Plan, which is a sub-plan to the 1999 Equity Incentive Plan. The Italian Plan only provides for the granting of stock options.

Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Furthermore, under the 1998 Executive Incentive Plan, no employee shall be eligible to be granted options to purchase more than 400,000 shares of common stock during any calendar year. Options granted generally vest over a five year or four year period. A portion of the shares sold to employees prior to our initial public offering in September 1999 were subject to a right of repurchase by Vitria. The number of shares subject to repurchase decreased ratably over a five year period from their exercise date as the shares vested. As of December 31, 2005 and 2004 there were no shares subject to repurchase. As of December 31, 2003, there were 9,817 shares subject to repurchase.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock option transactions under the Amended Plans (in thousands, except per share amounts):

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	5,809	$6.68	6,801	$7.05	5,012	$10.63
Granted below fair value	—	$—	—	$—	1	$4.12
Granted at fair value	1,645	$3.29	2,154	$3.78	3,993	$4.46
Grant above fair value	—	$—	5	$3.04	—	$—
Exercised	(50)	$2.82	(334)	$2.75	(110)	$2.01
Canceled	(1,629)	$5.43	(2,817)	$5.80	(2,095)	$10.94

Outstanding at end of period	5,775	$6.11	5,809	$6.68	6,801	$7.05

Options vested	3,357		2,932		3,572

Weighted average fair value of options granted below fair value		$—		$—		$3.52
Weighted average fair value of options granted at fair value during the period		$2.06		$2.63		$3.62
Weighted average fair value of options granted above fair value		$—		$1.59		$—
Weighted average fair value of all options granted		$2.06		$2.63		$3.62

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2005 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding	Contractual Life in	Average	Exercisable	Average
Range of Exercise Price	in Thousands	Years	Exercise Price	in Thousands	Exercise Price

$ 0.25 - 3.03	1,075	8.70	$2.93	271	$2.94
$ 3.04 - 3.31	414	8.65	$3.24	121	$3.24
$ 3.35 - 3.42	754	9.25	$3.42	111	$3.42
$ 3.43 - 4.12	321	8.40	$3.76	126	$3.94
$ 4.57 - 4.60	752	5.66	$4.60	549	$4.60
$ 4.65 - 4.71	597	6.83	$4.70	374	$4.70
$ 4.82 - 7.92	65	7.81	$6.10	34	$6.10
$ 8.00 - 8.00	758	3.53	$8.00	758	$8.00
$ 8.12 - 10.00	266	4.56	$9.42	265	$9.43
$12.04 - 188.00	773	5.78	$15.22	748	$15.22

Total options	5,775	6.89	$6.11	3,357	$7.89

Fair value disclosures

We currently follow APB Opinion 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion 25, Accounting for Stock Issued to Employees, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.

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

The fair value of our stock based awards to employees was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rates	4.37%	3.32%	3.12%
Expected life (in years)	6.25	3	4
Dividend yield	0%	0%	0%
Expected volatility	65%	118%	130%

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

1999 Employee Stock Purchase Plan

In June 1999, the Board of Directors adopted, and in July 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, eligible employees can have up to 10% of their earnings withheld to be used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 27 months.

The Purchase Plan provides for the issuance of shares of common stock pursuant to purchase rights granted to employees. At the time it was adopted by the Board of Directors, 1,500,000 shares were reserved for issuance under the Purchase Plan. On August 14 of each year for 10 years, starting with the year 2000, the number of shares reserved for issuance under the Purchase Plan automatically increases by the greater of (i) 2% of the outstanding shares on a fully-diluted basis, or (ii) the number of shares required to restore the reserve to 1,500,000 shares. Such automatic share reserve increases may not exceed 16,500,000 shares in the aggregate over a 10-year period. In 2005 and 2004, 673,650 and 680,116 shares, respectively, were added to the reserve. At December 31, 2005, 978,946 shares had been issued to date and 4,559,562 shares were reserved for future issuance.

On June 22, 2001, the Board of Directors adopted an initial offering of common stock under the Purchase Plan for employees of Vitria Technology, S.A.S. and Vitria Technology, S.R.L., organized under the laws of the Republic of France and Republic of Italy, respectively, or the French and Italian Offerings. As of December 31, 2005, there were no additional shares issued. In December 31, 2004, 1,919 shares had been issued pursuant to the French and Italian Offerings.

VITRIA TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS 123, pro forma compensation cost is reported for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model and the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rates	2.73%	3.07%	1.37%
Average expected lives (in years)	1	2	1
Dividend yield	0%	0%	0%
Expected volatility	91%	125%	130%

The weighted average fair value of the purchase rights granted was $1.99, $1.27 and $1.56 per share in 2005, 2004 and 2003 respectively.

Stock-based compensation

Total stock-based compensation expense was $126,000 in 2005 $354,000 in 2004 and $423,000 in 2003.

Stock-based compensation includes the amortization of unearned employee stock-based compensation on options issued to employees prior to our initial public offering in September 1999. Amortization of unearned employee stock-based compensation for options issued to employees prior to Vitria’s initial public offering in September 1999 was amortized over a five year period and has been fully amortized as of December 31, 2004. For the years ended December 31, 2005, 2004, and 2003, we did not incur any stock-based compensation in connection with stock issued to non-employees for services rendered.

In 2004, we issued a stock grant to all Vitria employees. Each person who was a non-executive employee on the date of the grant received 250 shares of Vitria common stock. The fair market value of our common stock at the date of the grant was $2.88 per share. This stock grant resulted in stock based compensation expense of $207,000 in 2004. In accordance with APB Opinion 25, Accounting for Stock Issued to Employees, we recorded $67,000 stock-based compensation expense for stock option grant modifications made for a certain executive in 2004.

In the first quarter of 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $71,000 in stock-based compensation expense related to this stock award for the period ending December 31, 2005. In addition, we recorded $55,000 in stock-based compensation expense for a stock award granted to a former member of our Board of Directors.

The breakdown of stock-based compensation is as follows (in thousands):

	Year Ended
	December 31,
	2005	2004	2003

Sales and marketing	$71	$72	$155
Research and development	—	88	154
General and administrative	55	117	80
Cost of revenue	—	77	34

Total amortization of stock-based compensation expense	$126	$354	$423

401(k) Plan

In May 1996, the Board of Directors adopted an employee savings and retirement plan, or the 401(k) Plan, covering substantially all of our employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. We may make contributions to the 401(k) Plan on behalf of eligible employees. To date, we have not made any contributions to the 401(k) Plan.

Schedule II

Valuation and Qualifying Accounts

	Balance at
	Beginning of	Charged to Profit		Balance at End
Description	Period	and Loss	Deduction	of Period

Year ended December 31, 2003
Account receivable allowance	$2,262	$101	$(1,965)	$398
Year ended December 31, 2004
Account receivable allowance	$398	$89	$45	$532
Year ended December 31, 2005
Account receivable allowance	$532	$89	$(79)	$542

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

VITRIA TECHNOLOGY, INC.

By:	/s/ M. Dale Skeen, Ph.D.
M. Dale Skeen, Ph.D.

Title:	Chief Executive Officer and Chief Technology Officer

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

Signatures	Title	Date

/s/ M. Dale Skeen, Ph.D. M. Dale Skeen, Ph.D.	Chief Executive Officer, Chief Technology Officer and Director (Principal Executive Officer)	March 30, 2006

/s/ Michael D. Perry Michael D. Perry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ JoMei Chang, Ph.D. JoMei Chang, Ph.D.	Director	March 30, 2006

/s/ Harry Van Wickle Harry Van Wickle	Director	March 30, 2006

/s/ Alberto J. Yepez Alberto J. Yepez	Director	March 30, 2006

/s/ Dennis P. Wolf Dennis P. Wolf	Director	March 30, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Amended and Restated Certificate of Incorporation of Vitria.

3	.2(2)	Certificate of Amendment of Restated Certificate of Incorporation.

3	.3(3)	Bylaws of Vitria.

4.1		Reference is made to Exhibits 3.1 through 3.3.

4	.2(3)	Specimen Stock Certificate.

4	.3(3)	Second Amended and Restated Investor Rights Agreement, dated May 20, 1999.

10	.1(3)*	Form of Indemnity Agreement.

10	.2(4)*	Amended and Restated 1999 Equity Incentive Plan.

10	.3(5)*	1998 Executive Incentive Plan.

10	.4(6)*	1999 Employee Stock Purchase Plan.

10	.5(3)*	1998 Nonqualified Deferred Compensation Plan.

10	.6(3)	Sublease by and between Applied Materials, Inc. and Vitria, dated April 6, 1999.

10	.7(7)	First Amendment to Sublease by and between Applied Materials, Inc. and Vitria, dated December 14, 1999.

10	.8(8)	Lease by and between Opus/AEW Office Development Company, L.L.C. and Vitria, dated March 20, 2000.

10	.9(9)	Sublease by and between Lattice Semiconductor Corporation and Vitria, dated May 30, 2000.

10	.10(10)*	Key Employee Retention and Severance Plan, adopted January 22, 2002.

10	.11(11)*	Non-Employee Director Change of Control Plan, adopted January 22, 2002.

10	.12(12)	Loan and Security Agreement, by and between Silicon Valley Bank and Vitria, dated June 28, 2002.

10	.13(13)	Loan Modification Agreement, by and between Silicon Valley Bank and Vitria, dated November 6, 2002.

10	.14(14)*	Separation Agreement, by and between JoMei Chang and Vitria, dated December 27, 2003.

10	.15(15)†	License and Service Agreement, by and between ChiLin, LLC and Vitria, dated December 31, 2003.

10	.16(16)	Transfer Agreement for Ordinary Shares, by and between ChiLin, LLC and Vitria, dated December 31, 2003.

10	.17(17)	Development and Service Agreement, by and between ChiLin, LLC and Vitria, dated December 31, 2003.

10	.18(18)	Sublease by and between Proxim, Inc. and Vitria, dated June 6, 2003.

10	.19(19)	Second Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 26, 2003.

10	.20(20)	Third Loan Modification Agreement by and between Silicon Valley Bank and Vitria, dated June 11, 2004.

10	.21(21)*	Confirmation Agreement, by and between JoMei Chang, Dale Skeen and Vitria, dated April 22, 2004.

10	.22(22)*	Offer Letter, by and between Michael D. Perry and Vitria, dated June 14, 2004.

10	.23(23)*	Offer Letter Amendment, by and between Michael D. Perry and Vitria, dated September 23, 2004.

10	.24(24)	Marketing Agreement between QiLinSoft, LLC and Vitria, dated November 4, 2004.

10	.25(25)*	Form of Stock Option Agreement.

10	.26(26)*	Form of Stock Option Grant Notice.

10	.27(27)*	Form of Stock Award Grant Notice and Agreement.

10	.28(28)*	Form of Restricted Stock Award Agreement.

10	.29(29)*	From of Restricted Stock Award Grant Notice.

10	.30(30)*	Offer Letter, by and between Jim Davis and Vitria, dated February 25, 2005.

10	.31(31)	Professional Service Agreement between QiLinSoft, LLC and Vitria, dated July 20, 2004.

10	.32(32)*	Offer Letter by and between John Parillo and Vitria, dated May 12, 2005.

10	.33(33)*	Separation Agreement by and between James A. Davis and Vitria, dated August 5, 2005.

10	.34(34)*	Separation Agreement by and between Gregory Anderson and Vitria, effective as of September 12, 2005.

Exhibit
Number		Description of Document

10	.35*	Non-Employee Director Compensation Policy.

16	.1(35)	Letter from Ernst & Young LLP to the U.S., Securities and Exchange Commission, dated as of September 28, 2004, stating its agreement with the statements made in From 8-K/A filed on September 28, 2004.

23.1		Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.

23.2		Consent of Independent Registered Pubic Accounting Firm.

24		Power of Attorney, Contained on Signature Page.

31.1		Certification of President and Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	.1**	Certification of President and Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32	.2**	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(3)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-81297, filed on June 22, 1999, and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, and incorporated herein by reference.

(5)	Filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, and incorporated herein by reference.

(6)	Filed as Exhibit 99.3 to our Registration Statement on Form S-8, File No. 333-91325, filed on November 19, 1999, and incorporated herein by reference.

(7)	Filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-95319, filed on January 25, 2000, and incorporated herein by reference.

(8)	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(9)	Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.

(10)	Filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(11)	Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(12)	Filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.

(13)	Filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, and incorporated herein by reference.

(14)	Filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(15)	Filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(16)	Filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(17)	Filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

(18)	Filed as Exhibit 10.15 to our Quarterly Report on 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(19)	Filed as Exhibit 10.16 to our Quarterly Report on 10-Q for the quarter ended June 30, 2003, filed August 14, 2003, and incorporated herein by reference.

(20)	Filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(21)	Filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and incorporated herein by reference.

(22)	Filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed on August 17, 2004 and incorporated herein by reference.

(23)	Filed as Exhibit 10.32 to our Current Report on Form 8-K, filed on September 27, 2004 and incorporated herein by reference.

(24)	Filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(25)	Filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(26)	Filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(27)	Filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 and incorporated herein by reference.

(28)	Filed as Exhibit 10.36 to our Current Report on Form 8-K, filed on March 8, 2005, and incorporated herein by reference.

(29)	Filed as Exhibit 10.37 to our Current Report on Form 8-K, filed on March 8, 2005, and incorporated herein by reference.

(30)	Filed as Exhibit 10.38 to our Current Report on Form 8-K, filed on March 8, 2005, and incorporated herein by reference.

(31)	Filed as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 and incorporated herein by reference.

(32)	Filed as Exhibit 10.41 to our Current Report on Form 8-K, filed on May 18, 2005 and incorporated herein by reference.

(33)	Filed as Exhibit 10.43 to our Current Report on Form 8-K, filed on August 11, 2005 and incorporated herein by reference.

(34)	Filed as Exhibit 10.44 to our Current Report on Form 8-K, filed on September 15, 2005 and incorporated herein by reference.

(35)	Filed as Exhibit 16.1 to our Current Report on Form 8-K/A, filed on September 28, 2004, and incorporated herein by reference.

†	Confidential treatment has been granted for portions of this exhibit.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission, and are not to be incorporated by reference into an filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.