Form 10-Q
period 2006-03-31
VITRIA TECHNOLOGY INC
filed 2006-05-10
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☑ No ☐
The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of March 31, 2006 was 33,709,204 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vitria Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$34,828	$26,503
Short-term investments	20,228	34,979
Accounts receivable, net	11,547	7,846
Other current assets	1,746	2,181

Total current assets	68,349	71,509

Property and equipment, net	996	1,136
Other assets	753	743

Total assets	$70,098	$73,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,462	$1,051
Accrued compensation	2,566	3,059
Other accrued liabilities	4,333	4,184
Accrued restructuring expenses	2,563	3,460
Deferred revenue	11,897	10,242

Total current liabilities	22,821	21,996

Long-Term Liabilities:
Accrued restructuring expenses	$3,626	$3,960
Other long-term liabilities	1,267	1,330

Total long-term liabilities	4,893	5,290

Commitments and Contingencies
Stockholders’ Equity:
Common Stock: $0.001 par value; 150,000 shares authorized; 33,709 shares outstanding at March 31, 2006 and December 31, 2005, respectively	$34	$34
Additional paid-in capital	276,359	276,128
Unearned stock-based compensation	—	(271)
Accumulated other comprehensive income	520	515
Accumulated deficit	(234,033)	(229,808)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	42,384	46,102

Total liabilities and stockholders’ equity	$70,098	$73,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
License	$2,521	$5,422
Service and other	8,193	11,123

Total revenue	10,714	16,545

Cost of revenue:
License	123	121
Service and other	3,950	5,682

Total cost of revenue	4,073	5,803

Gross profit	6,641	10,742

Operating expenses:
Sales and marketing	4,118	4,973
Research and development	4,213	4,542
General and administrative	3,098	3,637
Stock-based compensation	—	62
Restructuring	145	136

Total operating expenses	11,574	13,350

Loss from operations	(4,933)	(2,608)

Interest income	572	389
Other income (expense), net	170	(151)

Net loss before income taxes	(4,191)	(2,370)

Provision for income taxes	34	47

Net loss	$(4,225)	$(2,417)

Basic and diluted net loss per share	$(0.13)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	33,585	33,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(4,225)	$(2,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1	—
Depreciation	143	333
Stock-based compensation	502	—
Amortization of stock-based compensation	—	62
Provision for doubtful accounts	53	148
Changes in assets & liabilities:
Accounts receivable	(3,754)	(4,637)
Other current assets	435	(448)
Other assets	(10)	62
Accounts payable	411	(443)
Accrued liabilities	(310)	(667)
Accrued restructuring charges	(1,231)	(1,892)
Deferred revenue	1,655	3,951
Other long term liabilities	(63)	344

Net cash used in operating activities	(6,393)	(5,604)

Investing activities:
Purchases of property and equipment	(4)	(355)
Purchases of investments	(4,866)	(8,052)
Maturities of investments	19,630	13,356

Net cash provided by investing activities	14,760	4,949

Financing activities:
Issuance of common stock, net	—	11
Reduction of lease payable	(33)	—

Net cash provided by financing activities	(33)	11

Effect of exchange rates	(9)	(36)

Net increase (decrease) in cash and cash equivalents	8,325	(680)
Cash and cash equivalents at beginning of period	26,503	32,106

Cash and cash equivalents at end of period	$34,828	$31,426

Supplemental disclosures of cash flow information:
Income taxes paid	$33	$106

Interest paid	$3	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION
          Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include the accounts of Vitria Technology, Inc., or the “Company” or “Vitria”, and its subsidiaries. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Stock-based Compensation
     During the first quarter of fiscal 2006, we adopted the provisions of, and now account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s, or FASB, Statement of Financial Accounting Standards No. 123-revised 2004, or SFAS 123R, Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board, APB Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
          The adoption of SFAS 123R had a material impact on our condensed consolidated Statement of Operations. See Note 5 and critical accounting policies for further information regarding our stock-based compensation assumptions and expenses.
     Revenue Recognition
     We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for that element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.
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

     Payments received in advance of revenue recognition are recorded as deferred revenue. In the event that a software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of our software product, both the product license revenue and consulting services revenue would be recognized in accordance with the provision of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. In such event, we would recognize revenue from such arrangements using the percentage of completion method and, therefore, both the product license and consulting services revenue would be recognized as work progresses, using hours worked as input measures. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2. We did not have any license and consulting arrangements that increase software functionality that are recognized under SOP 81-1 during the quarter ended March 31, 2006.
     For arrangements for which we recognize revenue under the percentage of completion method, we measure progress toward completion based on the ratio of hours incurred to total estimated hours on the project, an input method. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe are reasonable under the circumstances. These estimates included forecasting of hours to be incurred to-date, and projecting the remaining effort to complete project. These estimates are assessed continually during the term of the contract and revisions are reflected when conditions become known. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a project. Using different hour estimates or different methods of measuring progress toward completion, consulting and service revenues and expenses may produce different results. A favorable change in estimates in a period could result in additional revenues and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or a recording of a loss. In certain arrangements, management has determined that there are sufficient uncertainties within a range of estimated margins that will be produced. In these situations, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs.
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
          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to deliver required payments to us. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. Accounts 180 days and more past due are typically fully reserved. In addition, we record an allowance on the remainder of our receivables that are still in good standing. When determining this allowance, we consider the probability of recoverability based on our past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. From this, we develop an allowance provision based on the percentage likelihood that our aged receivables will not be collected. Historically our actual losses have been consistent with our provisions. Customer accounts receivable balances are written off against the allowance for doubtful accounts when they are deemed uncollectible.
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
     Restructuring Charges
          Our restructuring charges currently consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities net of anticipated sublease income. Information regarding sublease income estimates for the amount of sublease income we are likely to receive and the timing of finding a tenant has been obtained from third party experts and is based on prevailing market rates.
          Until December 31, 2002 a liability for the restructuring costs was recognized at the date of our commitment in accordance with Emerging Issues Task Issue, or EITF, No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. We have adopted the provisions of SFAS No. 146 for restructuring costs initiated after December 31, 2002.
          Our recognition of these restructuring charges for facility closure costs require the extensive use of estimates, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants and anticipated sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we might record additional charges or reverse previous charges in the future. Such additional charges or reversals will be recorded to the restructuring charges line in our statement of operations in the period in which additional information becomes available to indicate our estimates should be adjusted. We may have to revise our sublease income estimates periodically if the significant downward trend in the real estate markets continues in the United States and in the United Kingdom.
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
     Deferred tax valuation allowance. When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock-based compensation deductions, which are recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. As of March 31, 2006, we had a valuation allowance of approximately $90.4 million, of which approximately $73.8 million was attributable to U.S. and state net operating loss carryforwards and $10.5 million was attributable to U.S. and state tax credit carryforwards.

3. Net Loss Per Share
          Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding. The weighted-average shares of common stock outstanding do not include shares subject to our right of repurchase, which lapses ratably over the related vesting term. Diluted net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding plus potential common stock. Potential common stock is composed of shares of common stock subject to our right of repurchase and total shares of common stock issuable upon the exercise of stock options. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive. For any period in which a net loss is reported, diluted net loss per share equals basic net loss per share.
          The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator for basic and diluted net loss per share:

Net loss	$(4,225)	$(2,417)

Denominator for basic and diluted net loss per share:
Weighted average shares of common stock outstanding	33,585	33,373

Denominator for basic and diluted net loss per share	33,585	33,373

Basic and diluted net loss per share	$(0.13)	$(0.07)

          The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Weighted average effect of anti-dilutive securities:

Employee stock options (using the treasury stock method)	4	297
Unvested restricted stock	75	—

Total	79	297

4. Comprehensive Loss
          Comprehensive loss is comprised of net loss and other comprehensive income gain such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Our total comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net loss	$(4,225)	(2,417)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	(36)
Unrealized gain (loss) on securities	13	14

Comprehensive loss	$(4,220)	$(2,439)

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31,	March 31,
	2006	2005

Foreign currency translation	$553	$451
Unrealized gain (loss) on marketable debt securities	(33)	(91)

Total accumulated other comprehensive income	$520	$360

5. Stock Benefit Plans & Stock-Based Compensation
Stock Benefit Plans
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
Equity Incentive Plans
          In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan, collectively the Amended Plans. The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an Incentive Stock Option, or ISO and Non-Statutory Option, or NSO, shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.

          The activities under all stock option plans are summarized as follows (in thousands, except per share data):

	Three Months Ended March 31,
		Weighted Average
	Options	Exercise Price

Outstanding at beginning of period	5,775	$6.11

Granted	49	$2.71

Exercised	—	—

Canceled	(480)	$6.33

Outstanding at end of period	5,344	$6.06

Options exercisable at end of period	3,336	$7.59
The following table summarizes information about outstanding stock option issued pursuant to the Equity Incentive Plan as of March 31, 2006:

		Weighted	Weighted		Weighted
	Number	average	average		average
	outstanding at	remaining	exercise	Exercisable as of	exercise
Range of exercise prices	March 31, 2006	contractual term	price	March 31, 2006	price
$0.25 - $2.99	568,029	8.65	$2.82	107,352	$2.78
$3.00 - $3.04	543,555	8.41	3.03	224,257	3.03
$3.05 - $3.41	406,302	8.50	3.31	141,302	3.30
$3.42 - $3.42	630,791	9.02	3.42	137,291	3.42
$3.43 - $4.59	272,166	8.01	3.80	139,692	3.94
$4.60 - $4.60	680,988	5.21	4.60	568,486	4.60
$4.65 - $5.36	534,224	6.96	4.71	350,224	4.71
$5.38 - $7.92	26,129	7.72	6.44	19,696	6.64
$8.00 - $8.00	758,250	3.28	8.00	758,250	8.00
$8.12 - $188.00	923,839	5.28	13.75	919,790	13.73

$0.25 - $188.00	5,344,273	6.67	$6.06	3,366,340	$7.59

Stock-based compensation
     During the first quarter of 2006, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	(SFAS 123R)	(APB 25)
Employee stock-based compensation in:

Cost of license	$41	$—

Cost of service and other	15	—

Research and development	100	—

Sales and marketing	152	—

General and administrative	173	—

Total employee stock-based compensation:	$481	$—

Total amortization of employee stock-based compensation:	21	62

Total stock-based compensation:	$502	$62

     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends.
The following table sets forth the pro forma amounts of net loss and net loss per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock plan under the fair value recognition provisions of SFAF 123:

Three Months Ended,
March 31, 2005

Net Loss	(2,417)
Add: stock-based compensation included in reported net loss	62
Deduct: total stock based compensation expense determined under fair value based method for all awards	(1,002)

Pro forma net loss	(3,357)

Basic and diluted net loss per share	(0.07)

Pro forma basic and diluted net loss per share	(0.10)

Weighted-average shares used in calculation	33,373
Fair Value Disclosure
          The fair value of our stock-based compensation was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	Stock option plan		ESPP
	2006	2005	2006	2005

Expected term (in years)	6.25	3.0	6.25	1.0

Expected Volatility	68%	64%	68%	91%

Dividend yield	—	—	—	—

Risk free interest rate	4.91%	3.96%	4.91%	2.73%

Forfeiture rate	8.86%	—	8.86%	—
6. Restructuring, Impairments and Other Charges
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
          In 2005, $7.4 million related to facility closures remains accrued from all of our restructuring actions net of $1.3 million of estimated future sublease income. A portion of this liability is based on the fair value treatment required by SFAS 146, which we adopted as of January 1, 2003.
          We incurred $145,000 and $136,000 for the three months ended March 31, 2006 and 2005, respectively, in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          As of March 31, 2006, $6.2 million of restructuring and other costs remained accrued for payment in future periods. The table below (in thousands) includes our 2003 accrual for restructured facilities, which was discounted at fair value, in accordance with SFAS 146.

	Facilities Consolidation	Severance	Total

Balance at December 31, 2003	$18,482	$330	$18,812

Cash Payments	(6,295)	(330)	(6,625)
Facility adjustments	1,236		1,236

Balance at December 31, 2004	13,423	—	13,423

Cash Payments	(6,400)	—	(6,400)
Facility adjustments	397	—	397

Balance at December 31, 2005	7,420	—	7,420

Cash Payments	(1,376)	—	(1,376)
Facility adjustments	145	—	145

Balance at March 31, 2006	$6,189	$—	$6,189

          The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have signed sublease agreements for two of the four remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is the best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.
          The future contractual lease payments, net of contractual future sublease income, amount to $8.3 million. The payments primarily consisting of lease obligations that will be made through 2013.
          In the estimated lease payout schedule in the table below (in thousands), future lease payments are undiscounted and future sublease income is estimated base on third party estimates derived from prevailing market rates.

							Total
						2011 and	Estimated
	2006	2007	2008	2009	2010	Thereafter	Net Payments
Undiscounted future lease payments and estimated operating costs for restructured facilities	$2,362	$2,239	$865	$865	$865	$2,117	$9,313
Less: contractual future sublease income	(511)	(512)					(1,023)

Gross estimated future payments	$1,851	$1,727	$865	$865	$865	$2,117	$8,290

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(2,101)

Net future payments on restructured facilities							$6,189

7. Deferred Revenue
          Deferred revenue is comprised primarily of deferred maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue is generally recognized as the services are performed. Total long term and short term deferred revenue was $13.2 million as of March 31, 2006 and $11.5 million as of December 31, 2005 and the total deferred revenue for period ended March 31, 2005 was $16.1 million and $11.8 million at December 31, 2004, respectively.
8. Related Party Transactions
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

     The following table is a summary of our related party revenue and service fees for the periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005

Revenue from QilinSoft LLC	$74	$50
R&D and Consulting expense incurred with QilinSoft LLC	$856	$419

Trade A/R with QilinSoft LLC	$—	$—
Trade A/P and accruals with QilinSoft LLC	$216	$113
          We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC, during 2005, and we expect another substantial increase in 2006 over 2005 levels. This is because we are continuing to do more of our engineering, support and professional services work offshore and QilinSoft is an important provider of offshore engineering talent.
9. Credit Facilities with Silicon Valley Bank
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
As of March 31, 2006, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $3.0 million related to certain office leases at March 31, 2006. Fees related to our outstanding letters of credit totaled $7,000 and $12,000 for the three months ended March 31, 2006 and 2005, respectively.
10. Segment Information
          We provide business process integration software and services to businesses around the world. Since management’s primary form of internal reporting is aligned with the offering of these software products and services, we believe that we operate in one segment. We sell our products primarily to telecommunications, manufacturing, healthcare and insurance, and financial service industries in the United States and in foreign countries through our direct sales personnel, resellers and system integrators.
          We recognized approximately 41% of our revenue from customers located outside the United States during the first quarter of 2006 and approximately 39% during the first quarter of 2005. No one country other than United States accounted for more than 10% of the total revenue in 2006 and 2005. Revenue from customers located in the U.S. was approximately 59% and 61% of total revenue in the first quarter of 2006 and 2005, respectively. In the three months ended March 31, 2006 and March 31, 2005 one customer accounted for more than 10% of total revenue. The customer was different in each period.

11. Cash, Cash Equivalents and Short-term Investments
          The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of March 31, 2006				As of December 31, 2005
	Carrying	Unrealized	Unrealized	Estimated	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
Cash	$7,720	—	—	$7,720	$7,679	—	—	$7,679

Money market funds	2,406	—	—	2,406	1,285	—	—	1,285
Government securities	—	—	—	0	800	—	—	800
Corporate bonds	—	—	—	0	—	—	—	0
Commercial paper	24,699	3	—	24,702	16,739	—	—	16,739

Total cash equivalents	27,105	3	—	27,108	18,824	—	—	18,824

Total cash and cash equivalents	34,825	3	—	34,828	26,503	—	—	26,503

Money market funds	—	—	—	—	—	—	—	—
Government securities	11,450	—	(21)	11,429	13,754	—	(23)	13,731
Corporate bonds	8,814	—	(15)	8,799	13,794	—	(26)	13,768
Commercial paper	—	—	—	0	7,477	3	—	7,480

Total short-term investments	20,264	—	(36)	20,228	35,025	3	(49)	34,979

Total cash, cash equivalents, and short-term investments	$55,089	$3	$(36)	$55,056	$61,528	$3	$(49)	$61,482

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined in Part II, Item 1A., “Risk Factors” of this quarterly report on Form 10-Q. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
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
          Our business process integration platform products have faced increasing competition over the past few years, and we expect this trend to continue as market adoption of lower-level integration technologies like messaging, transformation, and web services continues to shift towards evolving industry standards supported by a broad range of software vendors. Consequently, we expect our pre-built process applications product line to be an important source of our revenue in the years ahead. By combining the capabilities and flexibility of the BusinessWare platform with pre-built content for specific types of business process, we believe that our pre-built process applications can provide significant business value to customers. Vitria currently offers four process applications that run on the BusinessWare platform:
•	Order Accelerator — This process application, initially released in March 2004, automates business processes across a telecommunications service provider’s existing systems and is designed to provide faster, more cost-effective, and more accurate order management. Order Accelerator includes pre-built business processes and other content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) standard.

•	Resolution Accelerator — This process application, initially released in June 2005, manages the resolution of business process exceptions. Such exceptions occur when automated business transactions are diverted from their normal process path due to incomplete or erroneous data, specific business policies, or factors external to the process. Resolution Accelerator provides capabilities to automatically fix many problems, guide manual resolution of other problems, and reinsert affected transactions back into the normal process flow. While a majority of our sales to date of this product have been to the telecommunications sector, it is applicable to other sectors as well.

•	Smart Claims — This process application for health insurance payers was initially released in late 2003. Smart Claims augments existing claims processing systems by applying automated business rules to reduce off-line manual processing, by intelligently routing claims between different systems, and by providing a unified view of the claims processing lifecycle across multiple systems. Potential benefits to Smart Claims customers include fewer delays in claims processing and payment, reduced errors, faster changes to claims processing logic, and faster response to customer and partner inquiries.

•	Smart Gateway for Healthcare — This new process application manages the intake, splitting, validation, transformation, aggregation, and routing of health insurance claims and other electronic business documents exchanged with multiple external parties. By consolidating multiple document exchange processes into a single electronic document gateway, this product can reduce operational complexity and costs, increase visibility within a complex document exchange process, and make the automated business logic governing these processes easier to implement, manage and modify. Vitria released the first part of this solution in December 2005 and we expect to release the second part of this solution in mid-2006.
          In 2006, we intend to continue to market our current pre-built process applications. Also, we are developing enhanced versions of several current process applications, including Smart Gateway, for release later in 2006. We are also working on new process applications for potential release in late 2006 or early 2007.
          We are also continuing to enhance our business process integration platform products. As market interest in web services and service-oriented architectures, or SOA, continues to grow, we are developing an enhanced version of BusinessWare with expanded capabilities for service-oriented integration. We expect to release this enhanced version of BusinessWare in mid-2006.
          For the longer term, we are developing new technologies and products to enable our planned next generation of business process applications as well as provide a significantly enhanced business process integration platform. While applying our own expertise in process modeling, application frameworks, and other integration technologies, we expect that our next generation process applications will also better leverage application servers and other third party products based on technology standards that are increasingly important to our customers.
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
CRITICAL ACCOUNTING POLICIES
          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowances for doubtful accounts, stock-based compensation and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our significant accounting policies are described in Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006 and notes to condensed consolidated financial statements as of and for the three month period ended March 31, 2006, included herein. Our most critical accounting policies have not changed since the filing of our Annual Report on Form 10-K at the end of March 2006 and included the following:
•	Revenue Recognition

•	Allowances for Doubtful Accounts

•	Restructuring Costs
     Our accounting policy for stock-based compensation for employee stock-based awards was recently modified due to the adoption of SFAS 123(R) and is described below.
     We adopted the provisions of, and now account for stock-based compensation in accordance with, Statement of Financial Accounting Statement No. 123 (revised 2004), Share-Based Payment, SFAS 123(R) during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     We use the simplified method to determine expected term of options by the Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
     If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is not any market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     The guidance in SFAS 123(R) and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     See Note 5 to the condensed consolidated financial statement for further information regarding the SFAS 123(R) disclosures.

RESULTS OF OPERATIONS
For the three months ended March 31, 2006 and March 31, 2005
          The following table sets forth the components of our results of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005

Revenue
License	24%	33%
Service and other	76%	67%

Total revenue	100%	100%

Cost of revenue
License	0%	1%
Service and other	38%	34%

Total cost of revenue	38%	35%

Gross profit	62%	65%

Operating expenses
Sales and marketing	38%	30%
Research and development	39%	28%
General and administrative	29%	22%
Amortization of stock-based compensation	0%	0%
Restructuring charges	1%	1%

Total operating expenses	107%	81%

Loss from operations	(46%)	(16%)

Interest income	5%	2%
Other income (expenses), net	2%	(1)%

Net loss before income taxes	(39%)	(15%)
Provision for income taxes	0%	0%

Net loss	(39%)	(15%)

Revenue
          Total revenue, which is comprised of license revenue and service revenue, declined 35% from $16.5 million in the three months ended March 31, 2005 to $10.7 million in the three months ended March 31, 2006.
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
          License revenue decreased 53% from $5.4 million in the three months ended March 31, 2005 to $2.5 million in the three months ended March 31, 2006. During the first quarter of 2006, our license order volume decreased 37% while our average license order size decreased 43% compared to the first quarter of 2005. The decrease in our license order volume in 2006 compared to 2005 was due to the continuing maturation of the market in which we compete for our platform products, which has resulted in fewer total orders as competition has increased for these products.

          Service and other. The level of service revenue is highly affected by the number and size of license sales in a given and preceding period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes revenue from support renewals, which are dependent upon our installed license base. Service revenue decreased 26% from $11.1 million in the three months ended March 31, 2005 to $8.2 million in the three months ended March 31, 2006. This decrease was due to decrease in Consulting revenue of $2.1 million due to more fixed price, variable length engagements and a decrease is support and training revenue of $890,000 due to our lower license sales.
          We recognized approximately 33% of our revenue from customers outside the United States in the three months ended March 31, 2006, compared to 35% in the three months ended March 31, 2005. No one country other than United States accounted for more than 10% of the total revenue in 2006 and 2005. Revenue from our ten largest customers accounted for 43% of total revenue in the three months ended March 31, 2006 and 66% of total revenue in the three months ended March 31, 2005. In the three months ended March 31, 2006 and March 31, 2005 one customer accounted for more than 10% of total revenue. The customer was different in each period. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
Cost of Revenue
          License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenue increased 2% from $121,000 in the three months ended March 31, 2005 to $123,000 in the three months ended March 31, 2006. We expect that future fluctuations in cost of license revenue will be dependent upon increases or decreases in the sales of those particular products which incorporate third-party technology.
          Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenue decreased 28% from $5.7 million in the three months ended March 31, 2005 to $4.1 million in the three months ended March 31, 2006. This decrease was primarily due to a $1.0 million decrease in salary-related expense due to lower average headcount for the period, a $125,000 decline in external consulting expense, a $189,000 decrease in travel expense and an increase in the use of resources for internal projects that resulted in decreased expense of $169,000, along with other expense reductions as the result of our cost containment efforts. For the next quarter, we expect that cost of revenue will remain flat compared to the three months ended March 31, 2005.
Operating Expenses
          Sales and marketing. Sales and marketing expenses consist of salaries, stock-based compensation expense, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 18% from $5.0 million in the three months ended March 31, 2005 to $4.1 million in the three months ended March 31, 2006. This decrease was primarily due a decrease in salary and related expense of $347,000 resulting from lower headcount, a decrease of $251,000 due to lower commission as the result of lower headcount and revenue, a decrease of $74,000 in travel related spending a decrease of $212,000 in outside consulting fees, and a decrease of $129,000 in depreciation and facilities related expense, offset by an increase of $152,000 in stock-based compensation upon the adoption of SFAS 123(R). For the next quarter, we expect that sales and marketing expenses will remain flat compared to the three months ended March 31, 2006.
          Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, stock-based compensation expense, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 7% from $4.5 million in the three months ended March 31, 2005 to $4.2 million in the three months ended March 31, 2006. This decrease is primarily due to a decrease in salary and related expense of $743,000 due to lower average headcount offset by increase of $351,000 in contractor expense related our efforts to offshore our development efforts, and an increase of $100,000 in stock-based compensation upon the adoption of SFAS 123(R). For the next quarter, we expect that research and development expenses will decrease slightly compared to the three months ended March 31, 2006

          General and administrative. General and administrative expenses consist of salaries and stock-based compensation for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 15% from $3.6 million in the three months ended March 31, 2005 to $3.1 million in the three months ended March 31, 2006. This decrease was primarily attributable to a decrease of $718,000 in salaries and related expenses due to lower headcount offset by an increase of $173,000 in stock-based compensation upon the adoption of SFAS 123(R). For the next quarter, we expect that general and administrative expenses will decrease compared to the quarter ended March 31, 2006 due to non-recurring expenses incurred in the three months ended March 31, 2006 related to Sarbanes-Oxley compliance.
          Stock-based compensation. Total stock-based compensation expense was $507,000 and $62,000 for the three months ended March 31, 2006 and 2005.
          In the first quarter of 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $21,000 in stock-based compensation expense related to this stock award for the three months ended March 31, 2006. Stock-based compensation recognized under SFAS No. 123 is included in the appropriate line item of our consolidated statement of operations. In addition, we recorded $481,000 in stock-based compensation expense for the employee stock option and ESPP recognized under SFAS123R.
          The breakdown of stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(SFAS 123R)	(APB 25)

Employee stock-based compensation in:

Cost of goods sold	$56	$—

Research and development	100	—

Sales and marketing	152	—

General and administrative	173	—

Total employee stock-based compensation:	$481	$—

Total other stock-based compensation:	21	62

Total stock-based compensation:	$502	$62

          Restructuring charges. We recorded $145,000 and $136,000 for the three months ended March 31, 2006 and 2005 respectively, in restructuring charges related to the realignment of our business operations for the first quarter of each year. As of March 31, 2006, we have $6.2 million in accrued restructuring expenses consisting of lease payments for facilities we restructured in 2003 and 2002.
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

          Until December 31, 2002 a liability for the restructuring costs was recognized at the date of our commitment in accordance with Emerging Issues Task Issue or EITF, No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities. In June 2002, the FASB issued SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. We have adopted the provisions of SFAS No. 146 for restructuring costs initiated after December 31, 2002.
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
          Interest income and other income (expense), net. The largest component of interest and other income is interest earned on cash, cash equivalents and investments, but interest and other income also includes interest expense, gains and losses on sale of fixed assets and foreign exchange transactions. The net of interest and other income increased by $504,000, or 212%, to $742,000 in the three months ended March 31, 2006 compared to $238,000 in the three months ended March 31, 2005. This increase in 2006 was due primarily to the effect of rising interest rates on our investments and the gain on foreign currency exchange fluctuations.
Provision for income taxes
Our effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109 “Accounting for Income Taxes”. A provision for income taxes of $23,000 and $47,000 was recorded in the first quarter of 2006 and 2005, respectively. The effective income tax rate was (0.6%) and (2.0%), respectively, for the three months ended March 31, 2006 and 2005 for accrued liability of foreign income taxes. The effective tax rate for 2006 differed from the statutory federal income tax rate primarily due to the our estimate of foreign taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance equal to our deferred tax assets including our net operating loss carryforward and credits due to uncertainty of realizing future benefits
Liquidity and Capital Resources

	For the three months ended		Percent Change
	March 31,		2006 vs.
	2006	2005	2005
	(in thousands)

Cash, cash equivalents and short- term investments	$55,056	$72,593	(24%)
Short-term liabilities	22,821	29,910	(24%)
Long-term liabilities	4,893	6,687	(27%)
Net cash provided by (used in) operating activities	(6,393)	(5,604)	14%
Net cash provided by investing activities	14,760	4,949	198%
Net cash provided by financing activities	(33)	11	(400%)

          Our cash, cash equivalents and short term investments are what remain from the cash generated by our IPO in 1999 and our follow-on public offering in 2000. The current source of our cash flow is primarily cash receipts from customers as we do not have any outstanding debt and our interest income is insignificant. The downward trend in our revenue has affected our cash flows, contributing to a negative cash flow from operations in the three months ended March 31, 2005 and the three months ended March 31, 2006. Our cash payments to employees and suppliers have exceeded our cash receipts from customers in all of these three quarters. We need to continue to selectively invest in research and development to produce new products and in sales and marketing to sell those products in order to increase our revenue and improve our cash position. Unless we are able to increase our revenue in the next few years, we may need to further reduce spending or seek additional funding through public or private debt financings.

	Three Months Ended March 31,
	2006	2005
Beginning cash and investment balances	$61,482	$78,563
Cash receipts from customers	8,765	15,793
Miscellaneous cash receipts	641	239
Investment income	572	389
Cash payments to vendors and employees	(16,404)	(22,391)

Ending cash and investment balances	$55,056	$72,593

Net decrease in cash and investment balances	$(6,426)	$(5,970)

Payments to vendor and employees in excess of cash receipts from customers	$(7,639)	$(6,598)

          Net cash used in operating activities increased by $789,000, or 14%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The following table, with data taken from our consolidated statements of cash flows, summarizes the reasons for the increase:

				Percent
	Three Months Ended		Change	Change
	March 31,		2005 to	2005 to
	2006	2005	2006	2006
Operating activities:
Net loss	$(4,225)	$(2,417)	$(1,808)	75%
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1	—	1	—
Depreciation and amortization	143	333	(190)	-57%
Stock-based compensation	502	62	440	710%
Provision for doubtful accounts	53	148	(95)	-64%

Changes in assets and liabilities:
Accounts receivable	(3,754)	(4,637)	883	-19%
Other current assets	435	(448)	883	-197%
Other assets	(10)	62	(72)	-116%
Accounts payable	411	(443)	854	-193%
Accrued liabilities	(310)	(667)	357	-54%
Accrued restructuring and other charges	(1,231)	(1,892)	661	-35%
Deferred revenue	1,655	3,951	(2,296)	-58%
Other long-term liabilities	(63)	344	(407)	-118%

Net cash used in operating activities	$(6,393)	$(5,604)	$(789)	14%

          Our loss increased $1.8 million from the three months ended March 31, 2005 compared to the three months ended March 31, 2006. This increase in our loss was primarily due to lower revenue offset in part by lower costs of goods sold and lower operating expense. Our depreciation expense declined $190,000, or 57%, from the three months ended March 31, 2005 to the three months ended March 31, 2006 due to fixed assets becoming fully depreciated and not replaced. Negative cash flow from the increase in accounts receivable decreased $883,000, or 19%, from the three months ended March 31, 2005 to the three months ended March 31, 2006. This decline in negative cash flow from the increase of accounts receivable reflects our overall declining revenue. Accounts payable and accrued liabilities increased $101,000 in the three months ended March 31, 2006 as compared to a decrease of $1.2 million in the three months ended March 31, 2005. This change is primarily due to changes in the timing of payments made to vendors and payments made to employees for non-salary related compensation. Our accrued restructuring liabilities declined by $1.1 million in the three months ended March 31, 2006 as compared to $1.9 million in the three months ended March 31, 2005. Our actual cash payments for restructured leases during the two periods were approximately $1.4 million. Other factors such as our assumptions regarding foreign exchange rates and sublease income also affect our accrued restructuring liability. Our deferred revenue balance typically grows in the first quarter of our fiscal year due to prior years’ fourth quarter support sales being renewed in the first quarter. Deferred revenue increased $1.7 million in the three months ended March 31, 2006 as compared to an increase of $3.9 million in the three months ended March 31, 2005. This decline in the increase of deferred revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 reflects our overall declining revenue trend.
          Cash, cash equivalents and short term investments decreased 24% from $72.6 million at March 31, 2005 to $55.1 million March 31, 2006. The main reason for the decline in our cash and investment balances from March 31, 2005 to March 31, 2006 was that our total cash payments to vendors and employees were greater than our total cash receipts from customers. Cash payments of $1.5 million made in the three months ended March 31, 2006 for leases restructured in previous years are not included as an expense in our net income as they have already been expensed and accrued in previous years.
          Net cash provided by investing activities increased $9.8 million, or 198%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was mainly due to the fact that we sold at maturity $6.3 million more and purchased $3.2 million less in short term investments. During the three months ended March 31, 2006 we sold $14.8 million more in short term investments than we purchased, as compared to $5.3 million during the three months ended March 31, 2005. We sold more investments than we purchased in both quarters to fund our operating losses and restructured lease commitments.

          Our net accounts receivable balance decreased $3.5 million from $15.0 million at March 31, 2005 to $11.5 million at March 31, 2006. The decrease in our accounts receivable balance was due primarily to a decline in revenue in the three months ended March 31, 2006 of $5.8 million as compared to the three month ended March 31, 2005.
          Our deferred revenue balance decreased $2.9 million from $16.1 million at March 31, 2005 to $13.2 million at March 31, 2006. This decrease in our deferred revenue balance is due to a decrease in support renewals and new support orders due to fewer license orders and reflects our overall trend of declining revenue.
     Contractual Cash Obligations and Commitments
          As of March 31 2006, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of December 31, 2005.
     Off-Balance Sheet Arrangements
          At March 31, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
          As of March 31, 2006, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $3.0 million related to certain office leases at March 31, 2006. Fees related to our outstanding letters of credit totaled $7,000 and $12,000 for the three months ended March 31, 2006 and 2005.
     Operating Capital and Capital Expenditure Requirements
          Estimated future uses of cash over the next nine months are primarily to fund operations and to a lesser extent to fund capital expenditures. For the next nine months, we expect to fund these uses from cash generated from operations, interest generated from cash and investment balances and cash and investment balances. Our ability to generate cash from operations is dependent upon our ability to sell our products and services and generate revenue, as well as our ability to manage our operating costs. In turn, our ability to sell our products is dependent upon both the economic climate and the competitive factors in the marketplace in which we operate.
          In the past, we have invested significantly in our operations. We plan to selectively invest in research and development and sales and marketing in next three quarters of 2006 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We still expect our capital expenditures in the next nine months to be approximately $600,000 to $700,000. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. We may also explore strategic alternatives, such as alliances, partnerships and collaborations. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

          We believe our success requires expanding our customer base and continuing to enhance and expand our product offerings. Our revenue, operating results and cash flows depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenue in a given quarter has been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results and cash flows. Since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid receivable are recorded as deferred revenue. While a portion of our revenue in each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenue for that quarter. New contracts may not result in revenue during the quarter in which the contract was signed, and we may not be able to predict accurately when revenue from these contracts will be recognized. Our future operating results and cash flows will depend on many factors, including the following:
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
          The following table is a summary of our related party revenue and service fees for the three months ended March 31, 2006, and 2005 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenue from QilinSoft LLC	$74	$50
R&D and Consulting expense incurred with QilinSoft LLC	$856	$419

Trade A/R with QilinSoft LLC	$—	$—
Trade A/P and accruals with QilinSoft LLC	$216	$113
          We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC during 2005, and we expect another substantial increase in 2006 over 2005 levels. This is because we are continuing to do more of our engineering, support and professional services work offshore and QilinSoft is an important provider of offshore engineering talent.
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
          We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains at March 31, 2006 were $33,000.
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
          Table of investment securities (in thousands) as of March 31:

		2006		2005
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash	$7,720	0.12%	$31,426	0.35%
Cash equivalents and Short-term investments	47,336	1.89%	41,167	2.66%

Total Cash, Cash equivalents and Short-term investments	$55,056		$72,593

Foreign Exchange Risk
          As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America. Currently, short-term intercompany balances with our foreign subsidiaries are in a net liability position with the U.S. corporate headquarters. The net liability position primarily comes from our subsidiary in Japan, and the remaining foreign subsidiaries are in a net intercompany receivable position with the U.S. corporate headquarters. A 10% strengthening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the net intercompany payable, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. A 10% weakening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the net intercompany payable due to corporate headquarters, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. At March 31, 2006, our foreign subsidiaries had a net asset position of close to zero and thus a 10% change in foreign exchange rates would not have materially affected our financial position.
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
          We had no outstanding or entered into any forward contacts as of March 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
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

          A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the following material weakness were identified by management:
     Vitria didn’t have adequate staffing to perform needed reviews. Deficiencies were noted in the review of documentation, reconciliations, and assumptions used to prepare the financial statements, review of equity-based compensation disclosures, and the review of journal entries. Although these deficiencies were not considered to be material weaknesses when considered individually, taken together they were deemed to be a material weakness. This combination of deficiencies required us to record several year-end adjusting journal entries prior to finalizing the 2005 consolidated financial statements.
     Documentation supporting our control assessment was not adequate. Our documentation did not include enough evidence of compensating controls, of the extent, timing, and results of test work, of the impact on related account balances or geographic locations, or of the testing of certain spreadsheet-based calculations. In addition, management’s deficiency analyses did not sufficiently identify control gaps, pervasive deficiencies, or minor documentation deficiencies. Although these deficiencies were not considered to be material weaknesses when considered individually, taken together they were deemed to be a material weakness. This combination of deficiencies did not result in errors in our financial statements.
     Internal controls over our subsidiary in Japan were not proven to be effective as of December 31, 2005. Our review and supervision procedures over the recording of activity at its Japanese subsidiary were judged to be deficient because certain sales-related agreements were not translated from Japanese into English so that the company’s English-speaking revenue recognition personnel could adequately review them. Also, there was not enough testing to show that certain payroll and accounts payable processes were adequately controlled, and finally, certain controls were put into place too late during 2005 to be tested and judged effective as of December 31, 2005. Although these deficiencies were not considered to be material weaknesses when considered individually, taken together they were deemed to be a material weakness. This combination of deficiencies did not result in errors in the our financial statements.
          Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Due to the material weakness discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of March 31, 2006.
Changes in Internal Control over Financial Reporting
          Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
          In November 2001, Vitria and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Vitria Technology, Inc. IPO Securities Litigation, Case No. 01-CV-10092. In the amended complaint, the plaintiffs allege that Vitria, certain of our officers and directors, and the underwriters of our initial public offering, or the IPO, violated federal securities laws because Vitria’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against hundreds of public companies, or the Issuers, which first sold their common stock since the mid-1990s, or the IPO Lawsuits.
          The IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Defendants filed a global motion to dismiss the IPO-related lawsuits on July 15, 2002. In October 2002, Vitria’s officers and directors were dismissed without prejudice pursuant to a stipulated dismissal and tolling agreement with the plaintiffs. On February 19, 2003, Judge Scheindlin issued a ruling denying in part and granting in part the Defendants motions to dismiss.
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
          In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. A decision is expected this summer.
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
          We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $234 million as of March 31, 2006. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plans. As a result of these actions, we incurred charges of $145,000 in first quarter 2006, $746,000 in 2005, $1.1 million in 2004, and $16.1 million in 2003. In order to remain competitive we intend to continue investing in sales and marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.
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
          During three months ended March 31, 2006, we had a net loss of $4.2 million and our operating activities used $6.4 million of cash. As of March 31, 2006, we had approximately $55.1 million in cash and cash equivalents and short-term investments, $45.6 million in working capital, $22.8 million in short-term liabilities, and $4.9 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
          Sales to our ten largest customers accounted for 43% of total revenue in period ended March 31, 2006. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue.
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
          The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Fiorano, FileNet, IBM Corporation, Intalio, Microsoft Corporation, Oracle, PolarLake, SAP, Savvion, Sonic Software, Sun Microsystems, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle and SAP AG.

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
          “Open Source Software” is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software for free. Certain Open Source Software is licensed pursuant to license agreements that require a user who intends to distribute the Open Source Software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software Open Source Software. As competition in our markets increases, we must reduce our product development costs. Many features we may wish to add to our products in the future may be available as Open Source Software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we monitor the use of all Open Source Software and try to ensure that no Open Source Software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of Open Source Software into its software, has not disclosed the presence of such Open Source Software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have harmed our business and intellectual property position.
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
          We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During the three months ended March 31, 2006, 41% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.
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

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2006.

Vitria Technology, Inc.

Date: May 10, 2006	By:	/s/ MICHAEL D. PERRY

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.