Form 10-Q/A
period 2006-03-31
VITRIA TECHNOLOGY INC
filed 2006-05-15
CIK 1050808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1
Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of March 31, 2006 was 33,709,204 shares.

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 to Form 10-Q/A to amend its Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on May 10, 2006 (the “Original Filing”) to amend the Statement of Operations, Statement of Cash Flows, Notes to the Financial Statements, and Management’s Discussion and Analysis that appeared in the Original Filing. This Amendment is being filed to reflect (i) a reclassification of an expense line item from Stock-based Compensation to Sales and Marketing Expense, and (ii) a correction of the fair value disclosure weighted-average assumptions for stock-based compensation related to the Company’s Employee Stock Purchase Plan. Except as described above, no changes have been made to the Original Filing. This Form 10-Q/A amends and replaces the Original Filing in its entirety.
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

Vitria Technology, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
License	$2,521	$5,422
Service and other	8,193	11,123

Total revenue	10,714	16,545

Cost of revenue:
License	123	121
Service and other	3,950	5,682

Total cost of revenue	4,073	5,803

Gross profit	6,641	10,742

Operating expenses:
Sales and marketing	4,118	5,035
Research and development	4,213	4,542
General and administrative	3,098	3,637
Restructuring	145	136

Total operating expenses	11,574	13,350

Loss from operations	(4,933)	(2,608)

Interest income	572	389
Other income (expense), net	170	(151)

Net loss before income taxes	(4,191)	(2,370)

Provision for income taxes	34	47

Net loss	$(4,225)	$(2,417)

Basic and diluted net loss per share	$(0.13)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	33,585	33,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(4,225)	$(2,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1	—
Depreciation	143	333
Stock-based compensation	502	62
Provision for doubtful accounts	53	148
Changes in assets & liabilities:
Accounts receivable	(3,754)	(4,637)
Other current assets	435	(448)
Other assets	(10)	62
Accounts payable	411	(443)
Accrued liabilities	(310)	(667)
Accrued restructuring charges	(1,231)	(1,892)
Deferred revenue	1,655	3,951
Other long term liabilities	(63)	344

Net cash used in operating activities	(6,393)	(5,604)

Investing activities:
Purchases of property and equipment	(4)	(355)
Purchases of investments	(4,866)	(8,052)
Maturities of investments	19,630	13,356

Net cash provided by investing activities	14,760	4,949

Financing activities:
Issuance of common stock, net	—	11
Reduction of lease payable	(33)	—

Net cash provided by financing activities	(33)	11

Effect of exchange rates	(9)	(36)

Net increase (decrease) in cash and cash equivalents	8,325	(680)
Cash and cash equivalents at beginning of period	26,503	32,106

Cash and cash equivalents at end of period	$34,828	$31,426

Supplemental disclosures of cash flow information:
Income taxes paid	$33	$106

Interest paid	$3	$9

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

	Three Months Ended March 31,
	2006 (SFAS 123R)	2005 (APB 25)
Stock-based compensation in:

Cost of revenue — license	$41	$—

Cost of revenue — service and other	15	—

Research and development	100	—

Sales and marketing	173	62

General and administrative	173	—

Total stock-based compensation:	$502	$62

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
The following table sets forth the pro forma amounts of net loss and net loss per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock plan under the fair value recognition provisions of SFAS 123:

Three Months Ended,
March 31, 2005

Net Loss	$(2,417)
Add: stock-based compensation included in reported net loss	62
Deduct: total stock based compensation expense determined under fair value based method for all awards	(1,002)

Pro forma net loss	$(3,357)

Basic and diluted net loss per share	$(0.07)

Pro forma basic and diluted net loss per share	$(0.10)

Weighted-average shares used in calculation	33,373
Fair Value Disclosure
          The fair value of our stock-based compensation was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	Stock option plan		ESPP
	2006	2005	2006	2005

Expected term (in years)	6.25	3.0	1.0	1.0

Expected Volatility	68%	64%	69%	91%

Dividend yield	—	—	—	—

Risk free interest rate	4.91%	3.96%	2.77%	2.73%

Forfeiture rate	8.86%	—	—	—
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “hope,” “assume,” “estimate” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks outlined in Part II, Item 1A., “Risk Factors” of this quarterly report on Form 10-Q/A. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
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

RESULTS OF OPERATIONS
For the three months ended March 31, 2006 and March 31, 2005
          The following table sets forth the components of our results of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005

Revenue
License	24%	33%
Service and other	76%	67%

Total revenue	100%	100%

Cost of revenue
License	1%	1%
Service and other	37%	34%

Total cost of revenue	38%	35%

Gross profit	62%	65%

Operating expenses
Sales and marketing	38%	30%
Research and development	39%	28%
General and administrative	29%	22%
Restructuring charges	1%	1%

Total operating expenses	107%	81%

Loss from operations	(46%)	(16%)

Interest income	5%	2%
Other income (expenses), net	2%	(1)%

Net loss before income taxes	(39%)	(15%)
Provision for income taxes	0%	0%

Net loss	(39%)	(15%)

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
          Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenue decreased 30% from $5.7 million in the three months ended March 31, 2005 to $3.9 million in the three months ended March 31, 2006. This decrease was primarily due to a $1.0 million decrease in salary-related expense due to lower average headcount for the period, a $125,000 decline in external consulting expense, a $189,000 decrease in travel expense and an increase in the use of resources for internal projects that resulted in decreased expense of $169,000, along with other expense reductions as the result of our cost containment efforts. For the next quarter, we expect that cost of revenue will remain flat compared to the three months ended March 31, 2005.
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
          Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, stock-based compensation expense, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 7% from $4.5 million in the three months ended March 31, 2005 to $4.2 million in the three months ended March 31, 2006. This decrease is primarily due to a decrease in salary and related expense of $743,000 due to lower average headcount offset by increase of $351,000 in contractor expense related our efforts to offshore our development efforts, and an increase of $100,000 in stock-based compensation upon the adoption of SFAS 123(R). For the next quarter, we expect that research and development expenses will decrease slightly compared to the three months ended March 31, 2006.

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
          Stock-based compensation. Total stock-based compensation expense was $502,000 and $62,000 for the three months ended March 31, 2006 and 2005.
          In the first quarter of 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. We recorded $21,000 in stock-based compensation expense related to this stock award for the three months ended March 31, 2006. In addition, we recorded $481,000 in stock-based compensation expense for the employee stock option and ESPP recognized under SFAS 123R. Stock-based compensation recognized under SFAS No. 123 is included in the appropriate line item of our consolidated statement of operations.
          The breakdown of stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(SFAS 123R)	(APB 25)

Stock-based compensation in:

Cost of Revenue — License	$41	$—

Cost of Revenue — Service and Other	$15	$—

Research and development	100	—

Sales and marketing	173	62

General and administrative	173	—

Total stock-based compensation:	$502	$62

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
Provision for income taxes
Our effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109 “Accounting for Income Taxes”. A provision for income taxes of $23,000 and $47,000 was recorded in the first quarter of 2006 and 2005, respectively. The effective income tax rate was (0.6%) and (2.0%), respectively, for the three months ended March 31, 2006 and 2005 for accrued liability of foreign income taxes. The effective tax rate for 2006 differed from the statutory federal income tax rate primarily due to the our estimate of foreign taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance equal to our deferred tax assets including our net operating loss carryforward and credits due to uncertainty of realizing future benefits.
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

          Our loss increased $1.8 million from the three months ended March 31, 2005 compared to the three months ended March 31, 2006. This increase in our loss was primarily due to lower revenue offset in part by lower costs of goods sold and lower operating expense. Our depreciation expense declined $190,000, or 57%, from the three months ended March 31, 2005 to the three months ended March 31, 2006 due to fixed assets becoming fully depreciated and not replaced. Negative cash flow from the increase in accounts receivable decreased $883,000, or 19%, from the three months ended March 31, 2005 to the three months ended March 31, 2006. This decline in negative cash flow from the increase of accounts receivable reflects our overall declining revenue. Accounts payable and accrued liabilities increased $101,000 in the three months ended March 31, 2006 as compared to a decrease of $1.1 million in the three months ended March 31, 2005. This change is primarily due to changes in the timing of payments made to vendors and payments made to employees for non-salary related compensation. Our accrued restructuring liabilities declined by $1.2 million in the three months ended March 31, 2006 as compared to $1.9 million in the three months ended March 31, 2005. Other factors such as our assumptions regarding foreign exchange rates and sublease income also affect our accrued restructuring liability. Our deferred revenue balance typically grows in the first quarter of our fiscal year due to prior years’ fourth quarter support sales being renewed in the first quarter. Deferred revenue increased $1.7 million in the three months ended March 31, 2006 as compared to an increase of $3.9 million in the three months ended March 31, 2005. This decline in the increase of deferred revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 reflects our overall declining revenue trend.
          Cash, cash equivalents and short term investments decreased 24% from $72.6 million at March 31, 2005 to $55.1 million March 31, 2006. The main reason for the decline in our cash and investment balances from March 31, 2005 to March 31, 2006 was that our total cash payments to vendors and employees were greater than our total cash receipts from customers. Cash payments of $1.4 million made in the three months ended March 31, 2006 for leases restructured in previous years are not included as an expense in our net income as they have already been expensed and accrued in previous years.
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

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

Vitria Technology, Inc.

Date: May 15, 2006	By:	/s/ MICHAEL D. PERRY

Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q/A, irrespective of any general incorporation language contained in such filing.