Form 10-Q
period 2006-06-30
VITRIA TECHNOLOGY INC
filed 2006-08-09
CIK 1050808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 0-27207
VITRIA TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0386311 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐ No ☑
The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of August 4, 2006 was 34,316,231 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vitria Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$43,022	$26,503
Short-term investments	10,931	34,979
Accounts receivable, net	9,632	7,846
Other current assets	1,439	2,181

Total current assets	65,024	71,509

Property and equipment, net	878	1,136
Other assets	755	743

Total assets	$66,657	$73,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,046	$1,051
Accrued compensation	2,564	3,059
Other accrued liabilities	3,555	4,184
Accrued restructuring expenses	2,317	3,460
Deferred revenue	12,392	10,242

Total current liabilities	21,874	21,996

Long-Term Liabilities:
Accrued restructuring expenses	4,177	3,960
Other long-term liabilities	1,200	1,330

Total long-term liabilities	5,377	5,290

Commitments and Contingencies
Stockholders’ Equity:
Common Stock: $0.001 par value; 150,000 shares authorized; 34,279 shares outstanding at June 30, 2006 and 33,709 shares outstanding at December 31, 2005, respectively	34	34
Additional paid-in capital	277,045	275,857
Accumulated other comprehensive income	500	515
Accumulated deficit	(237,677)	(229,808)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	39,406	46,102

Total liabilities and stockholders’ equity	$66,657	$73,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
License	$2,701	$2,146	$5,222	$7,568
Service and other	8,465	10,200	16,658	21,323

Total revenue	11,166	12,346	21,880	28,891

Cost of revenue:
License	106	286	229	407
Service and other	3,614	5,292	7,564	10,974

Total cost of revenue	3,720	5,578	7,793	11,381

Gross profit	7,446	6,768	14,087	17,510

Operating expenses:
Sales and marketing	4,320	4,893	8,438	9,928
Research and development	4,383	4,836	8,596	9,378
General and administrative	2,087	2,863	5,185	6,500
Restructuring charges	950	471	1,095	607

Total operating expenses	11,740	13,063	23,314	26,413

Loss from operations	(4,294)	(6,295)	(9,227)	(8,903)

Interest income	588	483	1,160	872
Other income (expenses), net	67	(142)	237	(293)

Net loss before income taxes	(3,639)	(5,954)	(7,830)	(8,324)

Provision for income taxes	5	55	39	102

Net loss	$(3,644)	$(6,009)	$(7,869)	$(8,426)

Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.23)	$(0.25)

Weighted average shares used in computing basic and diluted net loss per share	33,613	33,480	33,599	33,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(7,869)	$(8,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	14
Depreciation	273	617
Stock-based compensation	1,104	83
Provision for doubtful accounts	172	144
Changes in assets & liabilities:
Accounts receivable	(1,958)	2,457
Other current assets	742	(28)
Other assets	(12)	125
Accounts payable	(5)	(104)
Accrued liabilities	(1,056)	(418)
Accrued restructuring charges	(926)	(3,041)
Deferred revenue	2,150	1,499
Other long term liabilities	(122)	341

Net cash used in operating activities	(7,507)	(6,737)

Investing activities:
Purchases of property and equipment	(11)	(737)
Purchases of investments	(8,558)	(27,092)
Maturities of investments	32,634	34,907

Net cash provided by investing activities	24,065	7,078

Financing activities:
Issuance of common stock, net	84	165
Reduction of lease payable	(75)	(116)

Net cash provided by financing activities	9	49

Effect of exchange rates	(48)	(42)

Net increase in cash and cash equivalents	16,519	348
Cash and cash equivalents at beginning of period	26,503	32,106

Cash and cash equivalents at end of period	$43,022	$32,454

Supplemental disclosures of cash flow information:
Income taxes paid	$33	$175

Interest paid	$4	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. Basis of Presentation
          Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include the accounts of Vitria Technology, Inc., or the “Company” or “Vitria”, and its subsidiaries. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
NOTE 2. Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.
NOTE 3. Summary of Significant Accounting Policies
Stock-based Compensation
          During the first quarter of fiscal 2006, we adopted the provisions of, and now account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123-revised 2004, or SFAS 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
          The adoption of SFAS 123R continues to have a material impact on our condensed consolidated statement of operations. See Note 5 and critical accounting policies for further information regarding our stock-based compensation assumptions and expenses.
     Revenue Recognition
          We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when we make the software available to the customer on our FTP site, and the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for that element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue for that agreement is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.
          Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These maintenance contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance and revenue from these contracts is recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting projects recognized under SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, are clearly stated as such in discussion below. These consulting services are either sold on a time and materials or fixed fee basis and recognized as the services are performed, in accordance with the provisions of SOP 81-1. We also offer training services which are sold on a per-student or per-class basis. Fees from training services are recognized as classes are attended by customers.
          Payments received in advance of revenue recognition are recorded as deferred revenue. In the event that a software license arrangement requires us to provide consulting services for significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of our software product, both the product license revenue and consulting services revenue would be recognized in accordance with the provision of SOP 81-1. In such event, we would recognize revenue from such arrangements using the percentage of completion method and, therefore, both the product license and consulting services revenue would be recognized as work progresses, using hours worked as input measures. These arrangements have not been common and, therefore, the significant majority of our license revenue in the past three years has been recognized under SOP 97-2.
          Regarding arrangements for which we recognize revenue under the percentage of completion method, we measure progress toward completion based on the ratio of hours incurred to total estimated hours on the project, an input method. We believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe are reasonable under the circumstances. These estimates included forecasting of hours to be incurred to-date, and projecting the remaining effort to complete project. These estimates are assessed continually during the term of the contract and revisions are reflected when conditions become known. Provisions for all losses on contracts are recorded when estimates determine that a loss will be incurred on a project. Using different hour estimates or different methods of measuring progress toward completion, consulting and service revenues and expenses may produce different results. A favorable change in estimates in a period could result in additional revenues and profit, and an unfavorable change in estimates could result in a reduction of revenue and profit or a recording of a loss. In certain arrangements, management has determined that there are sufficient uncertainties within a range of estimated margins that will be produced. In these situations, we recognize revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the uncertainties have been resolved.
     Accounts Receivable
          Accounts receivable consist of trade receivables from customers for purchases of our software or services and do not bear interest. We do not usually require collateral or other security to support credit sales. However, we do require the customer to provide a letter of credit or payment in advance if we determine that there is a potential collectibility issue based on the customer’s credit history or geographic location. Our normal payment terms currently range from “net 30 days” to “net 90 days”, occasionally a year for domestic and international customers, respectively. For customers who have licensed software from us in the past, credit is extended based upon periodically updated evaluations of each customer’s payment history with us and ongoing credit evaluations of the customer’s current financial condition.
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

In addition, we record an estimated allowance on the remainder of our receivables that are still in good standing. When determining this allowance, we consider the probability of recoverability based on our past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. From this, we develop an allowance provision based on the percentage likelihood that our aged receivables will not be collected. Historically our actual losses have been consistent with our provisions. Customer accounts receivable balances are written off against the allowance for doubtful accounts when they are deemed uncollectible.
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
     Restructuring Charges
     Our restructuring charges primarily consist of changes in the cost of remaining contractual lease payments and other costs associated with closed facilities net of anticipated sublease income. Information regarding sublease income estimates for the amount of sublease income we are likely to receive and the timing of finding a tenant has been obtained from third party experts and is based on prevailing market rates.
          Until December 31, 2002 a liability for restructuring costs was recognized at the date of our commitment in accordance with Emerging Issues Task Issue, or EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. We have adopted the provisions of SFAS No. 146 for restructuring costs initiated after December 31, 2002.
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
          The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities, and, to date, have a signed sublease agreement for one of the two remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate the estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change. If macroeconomic conditions related to the commercial real estate market worsen, we may be required to increase our estimated cost to exit certain facilities.
     Deferred tax valuation allowance
          When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock-based compensation deductions, which are recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of June 30, 2006, we had a valuation allowance of approximately $90.4 million, of which approximately $73.8 million was attributable to U.S. and state net operating loss carryforwards and $10.5 million was attributable to U.S. and state tax credit carryforwards.
NOTE 4. Net Loss per Share
          Basic net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding. The weighted-average shares of common stock outstanding do not include shares subject to our right of repurchase, which lapse ratably over the related vesting term. Diluted net loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding plus potential common stock. Potential common stock is composed of shares of common stock subject to our right of repurchase and total shares of common stock issuable upon the exercise of stock options. The calculation of diluted net loss per share excludes shares of potential common stock if the effect is anti-dilutive. For any period in which a net loss is reported, diluted net loss per share equals basic net loss per share.
          The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net loss per share:

Net loss	$(3,644)	$(6,009)	$(7,869)	$(8,426)

Denominator for basic and diluted net loss per share	33,613	33,480	33,599	33,427

Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.23)	$(0.25)

     The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Six months ended
	June 30,
	2006	2005
Weighted average effect of anti-dilutive securities:

Employee stock options (using the treasury stock method)	4	143
Unvested restricted stock	581	—

Total	585	143

NOTE 5. Comprehensive Loss
          Comprehensive loss is comprised of net loss and other comprehensive gain/loss such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Our total comprehensive loss was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Loss	$(3,644)	$(6,009)	$(7,869)	$(8,426)

Other comprehensive income (loss):
Foreign currency translation adjustment	(35)	14	(43)	(22)
Unrealized gain on securities	15	36	28	50

Comprehensive loss	$(3,664)	$(5,959)	$(7,884)	$(8,398)

          The components of accumulated other comprehensive incomes (loss) are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Foreign currency translation adjustment	$518	561
Unrealized loss on securities	(18)	(46)

Total accumlated other comprehensive gain	$500	$515

NOTE 6. Stock Benefit Plans and Stock-Based Compensation
          Stock Benefit Plans
               We have two plans that provide for the granting of stock-based awards and stock purchase at a discount to employees, including officers, directors, and consultants. These two plans are as follows:
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
          In the quarter ended June 30, 2006, we granted shares of restricted stock under the 1999 Equity Incentive Plan to executive officers and non-executive employees. A portion of the awards of restricted stock to executive officers vested within a week from the grant date and the remaining portion vests pro-rata on each anniversary of the grant date and become fully vested two years from the grant date, provided that the executive officer has completed the specified continuous period requirement. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions. The awards of restricted stock to non-executive employees in the quarter ended June 30, 2006, vest pro-rata on each anniversary of the grant date and become fully vested after two years from the grant date, provided the specific conditions, similar to the executive awards, are met.

The activities under the Equity Incentive Plan are summarized as follows (in thousands, except weighted average exercise price):

	Six months ended June 30, 2006
		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2005	5,775	$6.11
Granted	141	2.89
Exercised	(1)	1.04
Canceled	(809)	6.23

Outstanding options at end of period	5,106	$6.00

Options exercisable	3,328	$7.40

	Six months ended June 30, 2006
		Weighted Average
	Restricted Stock Awards	Exercise Price
Outstanding as of December 31, 2005	100	$3.42
Awarded	541	2.69
Released	(52)	3.14
Forfeited	—	—

Outstanding awards at end of period	589	$2.77

     The following table summarizes information about outstanding stock options issued pursuant to the Equity Incentive Plan as of June 30, 2006:

		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise		exercise
Range of exercise prices	outstanding	contractual term	price	Exercisable	price
$0.25 - $2.99	609,051	8.50	$2.82	161,897	$2.79
$3.00 - $3.09	515,212	8.34	3.03	218,428	3.03
$3.12 - $3.41	382,118	8.29	3.31	151,792	3.31
$3.42 - $3.42	623,500	8.77	3.42	164,333	3.42
$3.43 - $4.59	244,733	7.80	3.79	131,471	3.91
$4.60 - $4.60	600,000	4.66	4.60	508,332	4.60
$4.65 - $7.92	507,006	6.70	4.75	368,009	4.74
$8.00 - $8.00	758,250	3.03	8.00	758,250	8.00
$8.12 - $10.00	215,323	4.17	9.35	215,143	9.35
$12.04 - $188.00	651,030	5.29	15.03	650,053	15.02

$0.25 - $188.00	5,106,223	6.43	$6.00	3,327,708	$7.40

Stock-based compensation
          On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(SFAS 123(R))	(APB 25)	(SFAS 123(R))	(APB 25)
Employee stock-based compensation in:
Cost of revenue: service and other	63	—	119	—
Research and development	137	—	238	—
Sales and marketing	212	21	385	28
General and administrative	190	—	362	55

Total employee stock-based compensation:	$602	$21	$1,104	$83

The following table illustrates the effect on net loss and net loss per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2006 and 2005 (in thousands, except loss per share amount):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Loss (2)	$(3,644)	$(6,009)	$(7,869)	$(8,426)
Add: stock-based compensation included in reported net loss	602	21	1,104	83
Deduct: total stock based compensation expense determined under fair value based method for all awards (1)	(602)	(529)	(1,104)	(1,531)

Pro forma net loss	$(3,644)	$(6,517)	$(7,869)	$(9,874)

Basic and diluted net loss per share (2)	$(0.11)	$(0.18)	$(0.23)	$(0.25)

Pro forma basic and diluted net loss per share (3)	$(0.11)	$(0.19)	$(0.23)	$(0.30)

Weighted-average shares used in calculation	33,613	33,480	33,599	33,427

(1)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(2)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense for employee stock-based awards under SFAS 123 because we had not adopted the recognition provisions of SFAS 123.

(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS 123.
Fair Value Disclosure
          Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. The following table summarizes the assumptions used to value options granted in the respective periods, and the grant-date fair value of the stock options granted during the respective periods:

	Stock option plan		ESPP		Stock option plan		ESPP
	Three months ended June 30,				Six months ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected term (in years)	6.25	3.0	1.0	1.0	6.25	3.0	1.0	1.0
Expected Volatility	71%	74%	43%	91%	69%	66%	43%	91%
Dividend yield	—	—	—	—	—	—	—	—
Risk free interest rate	5.11%	3.67%	5.21%	2.73%	5.04%	3.92%	5.21%	2.73%
Forfeiture rate	8.86%	—	—	—	8.86%	—	—	—

NOTE 7. Restructuring, Impairments and Other Charges
          In 2002 and 2003, we initiated actions to reduce our cost structure due to sustained negative economic conditions that impacted our operations and resulted in lower than anticipated revenue. The plan was a combination of a reduction in workforce of approximately 385 employees, consolidations of facilities in the United States and United Kingdom and the related disposal of leasehold improvements and equipment. As a result of these restructuring actions, we incurred charges of $19.5 million and $16.1 million in 2002 and 2003, respectively.
          In 2004 and 2005, we incurred $1.1 million and $746,000, respectively, in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003, in accordance with SFAS 146, and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          For the three and six months ended June 30, 2006, we incurred $950,000 and $1.1 million, respectively, in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          As of June 30, 2006, $6.5 million of restructuring and other costs remained accrued for payment in future periods. The table below includes our 2002 and 2003 accrual for restructured facilities, which was discounted at fair value, in accordance with SFAS 146 (in thousands):

	Facilities Consolidation	Serverance	Total
Balance at December 31, 2003	$18,482	$330	$18,812

Cash Payments	(6,295)	(330)	(6,625)
Facility adjustments	1,236		1,236

Balance at December 31, 2004	13,423	—	13,423

Cash Payments	(6,400)	—	(6,400)
Facility adjustments	397	—	397

Balance at December 31, 2005	7,420	—	7,420

Cash Payments	(2,020)	—	(2,020)
Facility adjustments	1,094	—	1,094

Balance at June 30, 2006	$6,494	$—	$6,494

          The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities and, to date, have a signed sublease agreement for one of the two remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time the sublease arrangements are negotiated with third parties. While the amount we have accrued is our best estimate at this time, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If conditions related to the commercial real estate market continue to worsen, we may be required to increase our estimated cost to exit certain facilities.
          The future contractual lease payments, net of contractual future sublease income, amount to $7.5 million. The payments primarily consisting of lease obligations that will be made through 2013.
          In the estimated lease payout schedule in the table below (in thousands), future lease payments are undiscounted and future sublease income is estimated base on third party estimates derived from prevailing market rates.

							Total
						2011 and	Estimated
	2006	2007	2008	2009	2010	Thereafter	Net Payments
Undiscounted future lease payments and estimated operating costs for restructured facilities	$1,256	$2,163	$903	$903	$903	$2,210	$8,338
Less: contractual future sublease income	(322)	(512)					(834)

Gross estimated future payments	$934	$1,651	$903	$903	$903	$2,210	$7,504

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(1,010)

Net future payments on restructured facilities							$6,494

NOTE 8. Deferred Revenue
          Deferred revenue is comprised primarily of deferred license, maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue is generally recognized as the services are performed. Total long term and short term deferred revenue was $13.5 million as of June 30, 2006 and $11.5 million as of December 31, 2005, respectively.
NOTE 9. Related Party Transactions
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
          The following table is a summary of our related party revenue and service fees for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue from QilinSoft LLC	$74	$50	$148	$100
Research, Development, and Consulting expense incurred with QilinSoft LLC	$666	$580	$1,522	$1,000

	As of June 30, 2006	As of December 31, 2005
Trade Accounts Receivables and accruals with QilinSoft LLC	$—	$300
Trade Accounts Payable and accruals with QilinSoft LLC	$223	$441
          We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC, during 2005, and we expect another substantial increase in 2006 over 2005 levels. This is because we are continuing to conduct more of our engineering, support and professional services work offshore and QilinSoft is an important provider of offshore engineering talent.
NOTE 10. Credit Facilities with Silicon Valley Bank
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
          On June 23, 2006 we modified this agreement and reduced the line of credit from $6.5 million to $2 million with the same conditions as stated above.
          As of June 30, 2006, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $1.1 million related to certain office leases at June 30, 2006. Fees related to our outstanding letters of credit totaled $15,000 and $25,000 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 11. Segment Information
          We recognized approximately 37% of our revenue from customers outside the United States in the three months ended June 30, 2006, compared to 54% in the three months ended June 30, 2005. We recognized approximately 38% of our revenue from customers outside the United States in the six months ended June 30, 2006, compared to 46% in the six months ended June 30, 2005. No one country other than the United States accounted for more than 10% of the total revenue in the three months ended June 30, 2006 or the six months ended June 30, 2006. Revenue from Germany accounted for 12% of total revenue in the three months ended June 30, 2005 and no one country other than the United States accounted for more than 10% of the total revenue in the six months ended June 30, 2006.
          Revenue from our ten largest customers accounted for 46% of total revenue in the three months ended June 30, 2006 and 45% of total revenue in the three months ended June 30, 2005. Revenue from our ten largest customers accounted for 41% of total revenue in the six months ended June 30, 2006 and 45% of total revenue in the six months ended June 30, 2005. In the three months ended June 30, 2006, one customer accounted for 14% of total revenue and for the six months ended June 30, 2006, no customer accounted for more than 10% of total revenue. In the three months ended June 30, 2005, no customer accounted for more than 10% of total revenue, and in the six months ended June 30, 2005, one customer accounted for 15% of total revenue. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
NOTE 12. Cash, Cash Equivalents and Short-term Investments
     The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of June 30, 2006				As of December 31, 2005
	Carrying	Unrealized	Unrealized	Estimated	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
Cash	$8,369	$—	$—	$8,369	$7,679	$—	$—	$7,679

Money market funds	2,192	—	—	2,192	1,285	—	—	1,285
Government securities	—	—	—	—	800	—	—	800
Commercial paper	32,456	5	—	32,461	16,739	—	—	16,739

Total cash equivalents	34,648	5	—	34,653	18,824	—	—	18,824

Total cash and cash equivalents	43,017	5	—	43,022	26,503	—	—	26,503

Government securities	6,008	—	(17)	5,991	13,754	—	(23)	13,731
Corporate bonds	4,946	—	(6)	4,940	13,794	—	(26)	13,768
Commercial paper	—	—	—	—	7,477	3	—	7,480

Total short-term investments	10,954	—	(23)	10,931	35,024	3	(49)	34,979

Total cash, cash equivalents, and short-term investments	$53,971	$5	$(23)	$53,953	$61,527	$3	$(49)	$61,482

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
          Our strategy is to help our customers manage complex business processes, particularly those that require enterprise-class reliability from their underlying software infrastructure. These targeted business processes typically use multiple software applications, involve a series of steps occurring over a period of time, include both system-to-system interactions and manual workflow and require end-to-end visibility and benefit from a Service Oriented Architecture (SOA) approach to integration. Our experience is that such process requirements are most common in Global 2000 companies in telecommunications, manufacturing, healthcare and insurance, and finance, although we have customers in other industries as well.
          We execute our strategy in two ways. First, we offer a software platform for business process integration that supports both SOA and other integration approaches. Customers use our platform to create and deploy process and integration content (such as process models and data transformations) to meet their unique needs. Second, we offer pre-built process applications with our platform to support selected business processes in specific industries. By providing Vitria-built content, based on industry standards and best practices, our applications are designed to reduce customer implementation time while providing an adaptable business process integration framework for meeting future needs.
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
          BusinessWare includes a business process integration server and various options that extend the business process integration server’s functionality.
          Some specific capabilities in our core BusinessWare product include:
•	Process automation

•	Management of human workflow

•	Message transport and routing

•	Data transformation and vocabulary management

•	Web services integration and orchestration

•	Enterprise Service Bus (ESB)

•	Other SOA integration capabilities

•	Compatibility with specific data transport protocols

•	Tools for building custom connectors

•	Various pre-built services for business process integration

•	Modeling environment for development

•	Solution life cycle management
          Some optional capabilities we offer for our core BusinessWare product include:
•	Connectors for various packaged software applications (e.g., SAP, Siebel, Oracle Applications, Peoplesoft) and databases (e.g., Oracle, Microsoft SQL Server, Sybase, DB2)

•	Connectors for various technology standards and transport protocols (e.g., Java Messaging Service, WebSphere MQ, IBM CICS)

•	Specialized data transformation and validation products (e.g., HIPAA, HL7, SWIFT)

•	Business process monitoring and analysis

•	EDI and various other business-to-business integration standards

          Our business process integration platform products have faced increasing competition over the past few years, and we expect this trend to continue as market adoption of lower-level integration technologies like messaging, transformation, and web services continues to shift towards evolving industry standards supported by a broad range of software vendors. Consequently, we expect our pre-built process applications product line to be an important source of our revenue in the years ahead. By combining the capabilities and flexibility of the BusinessWare platform with pre-built content for specific types of business process, we believe that our pre-built process applications can provide significant business value to customers. Vitria currently offers four process applications that run on the BusinessWare platform:
•	Order Accelerator - This process application, initially released in March 2004, automates business processes across a telecommunications service provider’s existing systems and is designed to provide faster, more cost-effective, and more accurate order management. Order Accelerator includes pre-built business processes and other content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) standard.

•	Resolution Accelerator - This process application, initially released in June 2005, manages the resolution of business process exceptions. Such exceptions occur when automated business transactions are diverted from their normal process path due to incomplete or erroneous data, specific business policies, or factors external to the process. Resolution Accelerator provides capabilities to automatically fix many problems, guide manual resolution of other problems, and reinsert affected transactions back into the normal process flow. While a majority of our sales to date of this product have been to the telecommunications sector, it is applicable to other sectors as well. We released an enhanced version of Resolution Accelerator in April 2006.

•	Smart Claims - This process application for health insurance payers was initially released in late 2003. Smart Claims augments existing claims processing systems by applying automated business rules to reduce off-line manual processing, by intelligently routing claims between different systems, and by providing a unified view of the claims processing lifecycle across multiple systems. Potential benefits to Smart Claims customers include fewer delays in claims processing and payment, reduced errors, faster changes to claims processing logic, and faster response to customer and partner inquiries.

•	Smart Gateway for Healthcare - This new process application manages the intake, splitting, validation, transformation, aggregation, and routing of health insurance claims and other electronic business documents exchanged with multiple external parties. By consolidating multiple document exchange processes into a single electronic document gateway, this product can reduce operational complexity and costs, increase visibility within a complex document exchange process, and make the automated business logic governing these processes easier to implement, manage and modify. Vitria released the first part of this solution in December 2005 and released the complete product in June 2006.
          In 2006, we continue to market our current pre-built process applications to existing Vitria customers as well as new prospects. We are also working on new process applications for planned release in 2007.
          We are also continuing to enhance our business process integration platform products. In response to growing market interest in web services and service-oriented architectures (SOA), we released an enhanced version of BusinessWare with expanded capabilities for service-oriented integration in June 2006. Other enhancements to BusinessWare are planned.
          For the longer term, we are developing new technologies and products for our planned next generation business process integration platform and associated business process applications . While applying our own expertise in process modeling, application frameworks, and other integration technologies, we expect that our next generation products will also better leverage application servers and other third party products based on technology standards that are increasingly important to our customers.
          The challenges on which our executives are most focused in 2006 include increasing sales of our existing pre-built process applications, enhancing our platform products, developing new process applications, improving execution in sales and marketing, expanding our strategic alliances to increase our revenue opportunities and renewing enterprise license agreements with some of our most important customers. In addition, we plan to selectively invest in research and development and sales and marketing to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. We regularly consider a full range of strategic alternatives, including strategic alliances, collaborations, partnerships, mergers and other transactions, some of which may involve a change in control in Vitria. We have retained Jefferies Broadview to assist us in evaluating our strategic alternatives.

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
          Our significant accounting policies are described in Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006 and notes to condensed consolidated financial statements as of and for the six months ended June 30, 2006, included herein. Our most critical accounting policies have not changed since the filing of our Annual Report on Form 10-K on March 31, 2006 and include the following:
•	Revenue Recognition

•	Allowances for Doubtful Accounts

•	Restructuring Costs
          Our accounting policy for stock-based compensation for employee stock-based awards was recently modified due to the adoption of SFAS 123(R) and is described below.
          We adopted the provisions of, and now account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
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
          We use the simplified method to determine expected term of options as prescribed by Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the option pricing model on Federal Reserve interest rates with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
          If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating statement, net loss and net loss per share.
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
          See Note 6 to the condensed consolidated financial statements for further information regarding the SFAS 123(R) accounting and disclosures.
RESULTS OF OPERATIONS
For the three and six months ended June 30, 2006 and June 30, 2005
The following table sets forth the components of our results of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
License	24%	17%	24%	26%
Service and other	76%	83%	76%	74%

Total revenue	100%	100%	100%	100%

Cost of revenue
License	1%	2%	1%	1%
Service and other	32%	43%	35%	38%

Total cost of revenue	33%	45%	36%	39%

Gross profit	67%	55%	64%	61%

Operating expenses
Sales and marketing	38%	39%	39%	34%
Research and development	39%	39%	39%	33%
General and administrative	19%	24%	24%	22%
Restructuring	9%	4%	5%	2%

Total operating expenses	105%	106%	107%	91%

Loss from operations	-38%	-51%	-43%	-30%

Interest income	5%	4%	5%	3%
Other income (expense), net	1%	-1%	1%	-1%

Net loss before income taxes	-32%	-48%	-37%	-28%

Provision for income taxes	0%	0%	0%	0%

Net loss	-32%	-48%	-37%	-28%

Revenue
          Total revenue, which is comprised of license revenue and service revenue, declined 10% from $12.3 million in the three months ended June 30, 2005 to $11.2 million in the three months ended June 30, 2006. Total revenue declined 24% from $28.9 million in the six months ended June 30, 2005 to $21.9 million in the six months ended June 30, 2006.
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
          License revenue increased 26% from $2.1 million in the three months ended June 30, 2005 to $2.7 million in the three months ended June 30, 2006. During the second quarter of 2006, our license order volume increased 13% while our average license order size increased 30% compared to the second quarter of 2005. License revenue decreased 31% from $7.6 million in the six months ended June 30, 2005 to $5.2 million in the six months ended June 30, 2006. During the first half of 2006, our license order volume decreased 17% while our average license order size decreased 14% compared to the first half of 2005. The decrease in our license order volume in the first half of 2006 compared to the first half of 2005 was due to the continuing maturation of the market in which we compete for our platform products, which has resulted in fewer total orders as competition has increased for these products. Because we typically receive a few, relatively large orders in any period, quarter over quarter comparisons of license order volume or size do not necessarily indicate a trend in the demand for our products. Over the last several years we have experienced a decline in our order volume due to the continuing maturation of the market and as competition has increased.
          Service and other. The level of service revenue is highly affected by the number and size of license sales in a given and preceding period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes revenue from support renewals, which are dependent upon our installed license base. Service revenue decreased 17% from $10.2 million in the three months ended June 30, 2005 to $8.5 million in the three months ended June 30, 2006. This decrease was due to a decrease in consulting revenue of $1.4 million due to more fixed price, variable length engagements and a decrease in training revenue of $301,000 due to our lower license sales. Service revenue decreased 22% from $21.3 million in the six months ended June 30, 2005 to $16.7 million in the six months ended June 30, 2006. This decrease was due to a decrease in consulting revenue of $3.5 million due to more fixed price, variable length engagements and a decrease in support and training revenues of $1.2 million due to our lower license sales.
          We recognized approximately 37% of our revenue from customers outside the United States in the three months ended June 30, 2006, compared to 54% in the three months ended June 30, 2005. We recognized approximately 38% of our revenue from customers outside the United States in the six months ended June 30, 2006, compared to 46% in the six months ended June 30, 2005. No one country other than United States accounted for more than 10% of the total revenue in the three months ended June 30, 2006 or the six months ended June 30, 2006. Revenue from Germany accounted for 12% of total revenue in the three months ended June 30, 2005 and no one country other than the United States accounted for more than 10% of the total revenue in the six months ended June 30, 2006
          Revenue from our ten largest customers accounted for 46% of total revenue in the three months ended June 30, 2006 and 45% of total revenue in the three months ended June 30, 2005. Revenue from our ten largest customers accounted for 41% of total revenue in the six months ended June 30, 2006 and 45% of total revenue in the six months ended June 30, 2005. In the three months ended June 30, 2006 one customer accounted for 14% of total revenue and for the six months ended June 30, 2006, no customer accounted for more than 10% of total revenue. In the three months ended June 30, 2005 no customer accounted for more than 10% of total revenue, in the six months ended June 30, 2005 one customer accounted for 15% of total revenue. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
Cost of Revenue
          License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license revenue is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenue decreased 63% from $286,000 in the three months ended June 30, 2005 to $106,000 in the three months ended June 30, 2006.
          Cost of license revenue decreased 44% from $407,000 in the six months ended June 30, 2005 to $229,000 in the six months ended June 30, 2006. We expect that future fluctuations in cost of license revenue will be dependent upon increases or decreases in the sales of those particular products which incorporate third-party technology.
          Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenue decreased 32% from $5.3 million in the three months ended June 30, 2005 to $3.6 million in the three months ended June 30, 2006. This decrease was primarily due to an $837,000 decrease in salary-related expense due to lower average headcount for the period, a $94,000 decline in external consulting expense, a $186,000 decrease in travel expense, a $197,000 decrease in facility and related expense and an increase in the use of resources for internal projects that resulted in decreased expense of $381,000. The decreases were offset by an increase of $63,000 in stock-based compensation.

          Cost of service and other revenue decreased 31% from $11 million in the six months ended June 30, 2005 to $7.6 million in the six months ended June 30, 2006. This decrease was primarily due to a $1.8 million decrease in salary-related expense due to lower average headcount for the period, a $219,000 decline in external consulting expense, a $375,000 decrease in travel expense, a $278,000 decrease in facility and related expense, a decrease of $41,000 in recruiting expense and an increase in the use of resources for internal projects that resulted in decreased expense of $550,000, as well as other expense reductions as the result of our cost containment efforts. The decreases were offset by an increase of $119,000 in stock-based compensation.
          For the next quarter, we expect that cost of service revenue will remain flat compared to the three months ended June 30, 2006.
Operating Expenses
          Sales and marketing. Sales and marketing expenses consist of salaries, stock-based compensation expense, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 12% from $4.9 million in the three months ended June 30, 2005 to $4.3 million in the three months ended June 30, 2006. This decrease was primarily due to a decrease in salary and related expense of $485,000 resulting from lower headcount, a decrease of $182,000 in outside consulting fees, a decrease of $89,000 in travel related spending, a decrease of $23,000 in recruiting expense and a decrease of $114,000 in depreciation and facilities related expense, offset by an increase of $186,000 in stock-based compensation, and an increase of $93,000 in marketing expense.
          Sales and marketing expenses decreased 15% from $9.9 million in the six months ended June 30, 2005 to $8.4 million in the six months ended June 30, 2006. This decrease was primarily due to a decrease in salary and related expense of $1.1 million resulting from lower headcount, a decrease of $394,000 in outside consulting fees, a decrease of $170,000 in travel related spending, a decrease of $244,000 in depreciation and facilities related expense, a decrease of $79,000 in recruiting expense, offset by an increase of $337,000 in stock-based compensation, an increase of $37,000 in training expense and an increase of $132,000 in marketing expense.
          For the next quarter, we expect that sales and marketing expenses will remain flat compared to the three months ended June 30, 2006.
          Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, stock-based compensation expense, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses decreased 9% from $4.8 million in the three months ended June 30, 2005 to $4.4 million in the three months ended June 30, 2006. This decrease was primarily due to a decrease in salary and related expense of $890,000 resulting from lower headcount, a decrease of $200,000 in depreciation and facility related expense, a decrease of $37,000 in third party software expense and a decrease of $32,000 in travel expense, offset by an increase of $123,000 in stock-based compensation, an increase of $82,000 in equipment expense, an increase of $331,000 in offshore development expense and an increase of $284,000 related to use of internal consulting resources on development projects.
          Research and development expenses decreased 8% from $9.4 million in the six months ended June 30, 2005 to $8.6 million in the six months ended June 30, 2006. This decrease was primarily due a decrease in salary and related expense of $1.5 million resulting from lower headcount, a decrease of $354,000 in depreciation and facility related expense and a decrease of $43,000 in third party software expense, offset by an increase of $223,000 in stock-based compensation, an increase of $65,000 in equipment expense, an increase of $682,000 in offshore development expense and an increase of $400,000 related to use of internal consulting resources on development projects.
          For the next quarter, we expect that research and development expenses will remain flat compared to the three months ended June 30, 2006.
          General and administrative. General and administrative expenses consist of salaries and stock-based compensation for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses decreased 27% from $2.9 million in the three months ended June 30, 2005 to $2.1 million in the three months ended June 30, 2006. This decrease was primarily attributable to a decrease of $853,000 in salaries and related expenses due to lower headcount, a decrease of $149,000 in consulting and outside professional service expense, a decrease of $38,000 in travel expense and a $14,000 decrease in insurance expense, offset by an increase of $173,000 in stock-based compensation, an increase of $84,000 in bad debt expense and an increase of $132,000 related to a decreased allocation of general and administrative employee expenses to other departments.

          General and administrative expenses decreased 21% from $6.5 million in the six months ended June 30, 2005 to $5.2 million in the six months ended June 30, 2006. This decrease was primarily attributable to a decrease of $1.4 million in salaries and related expenses due to lower headcount, a decrease of $62,000 in facility related expense, a decrease of $137,000 in travel expense, a decrease of $46,000 in bad debt expense and a $57,000 decrease in insurance expense, offset by an increase of $345,000 in stock-based compensation, an increase of $322,000 in consulting and outside professional service expense.
          For the next quarter, we expect that general and administrative expenses will remain flat when compared to the three months ended June 30, 2006.
          Restructuring charges. We recorded $471,000 and $607,000 for the three and six months ended June 30, 2005, respectively, in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003, in accordance with SFAS 146, and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
          For the three and six months ended June 30, 2006, we incurred $950,000 and $1.1 million, respectively, in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumption of future costs, which we revise periodically based on current market conditions.
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
          Until December 31, 2002 a liability for the restructuring costs was recognized at the date of our commitment in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activities. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. We have adopted the provisions of SFAS No. 146 for restructuring costs initiated after December 31, 2002.
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
          Interest income and other income (expenses), net. The largest component of interest and other income is interest earned on cash, cash equivalents and investments, but interest and other income also includes interest expense, gains and losses on sale of fixed assets and foreign exchange transactions. Interest and income (expenses) increased 92% from $341,000 to $655,000 in the three months ended June 30, 2005 and June 30, 2006. Interest and income (expenses) increased 141% from $579,000 to $1.4 million in the six months ended June 30, 2005 and June 30, 2006, respectively. These increases were due primarily to the effect of rising interest rates on our investments and the gain on foreign currency exchange fluctuations.
          Stock-based Compensation. Total stock-based compensation expense was $602,000 and $1.1 million for the three and six months ended June 30, 2006, respectively.

          In the first quarter of 2005, we issued a restricted stock award. The expense related to this stock award is being recognized over a four year period as service is rendered. In June 2006, we issued additional restricted stock awards to our executive officers and employees, to be recognized over a two year period as service is rendered. We recorded $58,000 and $79,000 in stock-based compensation expense related to these stock awards for the three and six months ended June 30, 2006. Stock-based compensation recognized under SFAS 123(R) is included in the appropriate line item of our consolidated statement of operations. In addition, we recorded $545,000 in stock-based compensation expense related to the employee stock options and stock purchases pursuant to our employee stock purchase plan.
The breakdown of stock-based compensation is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(SFAS 123(R))	(APB 25)	(SFAS 123(R))	(APB 25)
Employee stock-based compensation in:
Cost of revenue: service and other	63	—	119	—
Research and development	137	—	238	—
Sales and marketing	212	21	385	28
General and administrative	190	—	362	55

Total employee stock-based compensation:	$602	$21	$1,104	$83

Provision for Income Taxes
          Our effective tax rate is based on the estimated annual effective tax rate in accordance with SFAS No. 109, Accounting for Income Taxes. A provision for income taxes of $5,000 and $55,000 was recorded for the three months ended June 30, 2006 and 2005, respectively. The effective income tax rate was (0.1%) and (0.9%), respectively, for the three months ended June 30, 2006 and 2005 for accrued liability of foreign income taxes. The effective tax rate for 2006 differed from the statutory federal income tax rate primarily due to an estimated increase in valuation allowances. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance equal to our deferred tax assets including our net operating loss carryforward and credits due to uncertainty of realizing future benefits.
LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2006	December 31, 2005	Change	Percent Change
Cash, cash equivalents and short-term investments	$53,953	$61,482	$(7,529)	-12%
Working capital	$43,150	$49,513	$(6,363)	-13%
Stockholders’ equity	$39,406	$46,102	$(6,696)	-15%
          As of June 30, 2006 we had cash, cash equivalents and short term investments of $54 million compared to $61.5 million at December 31, 2005.
          Our primary source of cash is receipts from revenue. To a much lesser extent we also receive cash from interest on our cash balance and from employee participation in stock option and employee stock purchase plans. The primary uses of cash are payroll (salaries, bonuses, commission and benefits) and general operating expenses.
          Net cash used in operations for the six months ended June 30, 2006, was $7.5 million. Working capital sources of cash for the six months ended June 30, 2006 included an increase in deferred revenue of $2.1 million due to increased maintenance and support obligations as prior year support contracts expired and were renewed in the first half of 2006, and a decrease of $742,000 in other current assets as insurance and prepaid royalties amortized. Working capital uses of cash included a increase in accounts receivable of $2.0 million. Because we rely on a few, relatively large transactions in any quarter our accounts receivable balance can fluctuate significantly in any particular period. Other working capital uses of cash included a $5,000 decrease in accounts payable, a $495,000 decrease in payroll related accruals, a $628,000 decrease in other accrued liabilities primarily related to payment of obligations incurred in the six months ended June 30, 2006 as a result of audit and SOX Section 404 compliance efforts, a $1.1 million decrease in our short-term restructuring reserve which occurs normally as payments are made on restructured leases and a $122,000 decrease in other long-term liabilities.
      Net cash provided by investing activities for the six months ended June 30, 2006 was $24.1 million. This resulted from $32.6 million in investments maturing, offset by $8.6 million in investments purchased, and $11,000 in capital expenditures.
      Net cash provided by financing activities for the six months ended June 30, 2006 was $9,000 comprised of $84,000 from the issuance of stock and the repayment of an equipment lease for $75,000.
     Contractual Cash Obligations and Commitments
          As of June 30, 2006, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of December 31, 2005.
     Off-Balance Sheet Arrangements
          At June 30, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
     On June 23, 2006 we modified this agreement and reduced the line of credit from $6.5 million to $2 million with the same conditions as stated above.
          As of June 30, 2006, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $1.1 million related to certain office leases at June 30, 2006. Fees related to our outstanding letters of credit totaled $15,000 and $25,000 for the six months ended June 30, 2006 and 2005, respectively.
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
          In the past, we have invested significantly in our operations. We plan to selectively invest in research and development and sales and marketing in next two quarters of 2006 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures for the remaining six months of 2006, to be insignificant. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. We may also explore strategic alternatives, such as alliances, partnerships and collaborations. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.
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
          The following table is a summary of our related party revenue and service fees for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue from QilinSoft LLC	$74	$50	$148	$100
Research, Development, and Consulting expense incurred with QilinSoft LLC	$666	$580	$1,522	$1,000

	As of June 30, 2006	As of December 31. 2005
Trade Accounts Receivables and accruals
with QilinSoft LLC	$—	$300
Trade Accounts Payable and accruals with QilinSoft LLC	$223	$441
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
          Our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of short-term money market instruments and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy and we limit the amount of credit exposure to any one issuer.
          We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gains for the six months ended June 30, 2006 was $18,000.
          We have no cash flow exposure due to rate changes for cash equivalents and short-term investments as all of these investments are at fixed interest rates.
          There has been no material change in our interest rate exposure since June 30, 2006.
          The table below presents the principal amount of related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments and have maturities of one year or less. Cash equivalent consist of money market funds and short-term investments which have an original maturity date of 90 days or less from the time of purchase.
          Table of investment securities (in thousands):

		June 30, 2006		June 30, 2005
		Weighted Average		Weighted Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and Cash Equivalents	$43,022	0.10%	$32,454	0.05%

Short-term Investments	10,931	3.28%	38,692	1.13%

Total Cash, Cash Equivalents and Short-term Investments	$53,953		$71,146

Foreign Exchange Risk
          As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America. Currently, short-term intercompany balances with our foreign subsidiaries are in a net liability position with the U.S. corporate headquarters. The net liability position primarily comes from our subsidiary in Japan, and the remaining foreign subsidiaries are in a net intercompany receivable position with the U.S. corporate headquarters. A 10% strengthening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the net intercompany payable, which is denominated in foreign currencies and due to corporate headquarters, of approximately $300,000. A 10% weakening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the net intercompany payable due to corporate headquarters, which is denominated in foreign currencies and due to corporate headquarters, of approximately $300,000. At June 30, 2006, our foreign subsidiaries had a net asset position of close to zero and thus a 10% change in foreign exchange rates would not have materially affected our financial position.
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

     We had no outstanding forward contacts as of June 30, 2006, and did not enter into any forward contracts during the three months ended June 30, 2006.
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
          A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the following material weaknesses were identified by management:
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
          Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Due to the material weaknesses discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of June 30, 2006.

Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $237.7 million as of June 30, 2006. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plans. As a result of these actions, we incurred a year to date charge of $1.1 million in 2006, $746,000 in 2005, $1.1 million in 2004, and $16.1 million in 2003. In order to remain competitive we intend to continue investing in sales and marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.
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
          During six months ended June 30, 2006, we had a net loss of $7.9 million and our operating activities used $7.5 million of cash. As of June 30, 2006, we had approximately $53.9 million in cash and cash equivalents and short-term investments, $43.2 million in working capital, $21.9 million in short-term liabilities, and $5.4 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
          Sales to our ten largest customers accounted for 46% of total revenue in period ended June 30, 2006. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue.
If we are not successful in developing industry specific pre-built process applications based on our business process integration platform, our ability to increase future revenue could be harmed.
          We have developed and intend to continue to develop pre-built process applications based on our business process integration platform which incorporate business processes, connectivity and document transformations specific to the needs of particular industries, including healthcare and insurance, telecommunications, manufacturing, finance and other industries. This presents technical and sales challenges and requires collaboration with third parties, including system integrators and standard organizations, and the commitment of significant resources. Specific industries may experience economic downturns or regulatory changes that may result in delayed spending decisions by customers or require changes to our products. If we are not successful in developing these targeted pre-built process applications or these pre-built process applications do not achieve market acceptance, our ability to increase future revenue could be harmed.
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
          The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Cape Clear, Fiorano, FileNet, IBM Corporation, IONA, Intalio, Microsoft Corporation, Oracle, PolarLake, SAP, Savvion, Software AG, Sonic Software, Sun Microsystems, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle and SAP AG.
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
          We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During the six months ended June 30, 2006, 37% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
ITEM 3. Defaults Upon Senior Securities
          None.
ITEM 4. Submission of Matters to Vote of Security Holders
          The annual meeting of stockholders of Vitria Technology, Inc. was held on June 16, 2006 for the purpose of:
(1)	electing one Class I director to serve until the 2009 annual meeting of stockholders;

(2)	to ratify the selection of BDO Seidman, LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006; and

(3)	to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.
Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. The final vote on the proposals was recorded as follows:
Proposal 1:
Election of one director for three-year term expiring at the 2009 annual meeting:

Nominee	For	Withheld
M. Dale Skeen, Ph.D.	32,139,664	406,402
Proposal 2:
The selection of BDO Seidman, LLP as our independent registered accounting firm for our fiscal year ending December 31, 2006 was ratified by the following vote:

For	Against	Abstain
32,516,376	19,635	10,055
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

Vitria Technology, Inc.
Date: August 9, 2006	By:	/s/ MICHAEL D. PERRY
Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.