Form 10-Q
period 2006-09-30
VITRIA TECHNOLOGY INC
filed 2006-11-09
CIK 1050808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Vitria’s common stock, $0.001 par value, outstanding as of November 3, 2006 was 34,288,559 shares.

VITRIA TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vitria Technology, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$34,497	$26,503
Short-term investments	16,407	34,979
Accounts receivable, net	11,715	7,846
Other current assets	1,451	2,181

Total current assets	64,070	71,509

Property and equipment, net	891	1,136
Other assets	993	743

Total assets	$65,954	$73,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$929	$1,051
Accrued compensation	2,635	3,059
Other accrued liabilities	3,613	4,184
Accrued restructuring expenses	2,297	3,460
Deferred revenue	10,851	10,242

Total current liabilities	20,325	21,996

Long-Term Liabilities:
Accrued restructuring expenses	3,698	3,960
Other long-term liabilities	1,012	1,330

Total long-term liabilities	4,710	5,290

Commitments and Contingencies
Stockholders’ Equity:
Common Stock: $0.001 par value; 150,000 shares authorized; 34,262 shares outstanding at September 30, 2006 and 33,709 shares outstanding at December 31, 2005, respectively	34	34
Additional paid-in capital	277,967	275,857
Accumulated other comprehensive income	410	515
Accumulated deficit	(236,996)	(229,808)
Treasury stock, at cost	(496)	(496)

Total stockholders’ equity	40,919	46,102

Total liabilities and stockholders’ equity	$65,954	$73,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
License	$5,616	$3,929	$10,838	$11,497
Service and other	8,978	9,559	25,636	30,882

Total revenue	14,594	13,488	36,474	42,379

Cost of revenue:
License	107	797	336	1,204
Service and other	3,365	4,711	10,929	15,685

Total cost of revenue	3,472	5,508	11,265	16,889

Gross profit	11,122	7,980	25,209	25,490

Operating expenses:
Sales and marketing	3,983	4,806	12,421	14,679
Research and development	3,994	3,878	12,590	13,256
General and administrative	3,184	1,644	8,369	8,199
Restructuring charges	(121)	38	974	645

Total operating expenses	11,040	10,366	34,354	36,779

Income (loss) from operations	82	(2,386)	(9,145)	(11,289)

Interest income	622	526	1,782	1,398
Other income, net	24	30	261	(263)

Income (loss) before income taxes	728	(1,830)	(7,102)	(10,154)

Provision for income taxes	47	55	86	157

Net income (loss)	$681	$(1,885)	$(7,188)	$(10,311)

Basic net income (loss) per share	$0.02	$(0.06)	$(0.21)	$(0.31)

Diluted net income (loss) per share	$0.02	$(0.06)	$(0.21)	$(0.31)

Weighted average shares used in calculating
Basic net income (loss) per share	33,575	33,524	33,593	33,459

Diluted net income (loss) per share	33,590	33,524	33,593	33,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vitria Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income (loss)	$(7,188)	$(10,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of fixed assets	—	26
Depreciation	408	895
Stock-based compensation	2,026	105
Provision for doubtful accounts	(175)	(146)
Changes in assets & liabilities:
Accounts receivable	(3,694)	534
Other current assets	730	(608)
Other assets	(250)	124
Accounts payable	(122)	(321)
Accrued liabilities	(893)	947
Accrued restructuring charges	(1,425)	(4,537)
Deferred revenue	609	136
Other long term liabilities	(310)	736

Net cash used in operating activities	(10,284)	(12,420)

Investing activities:
Purchases of property and equipment	(158)	(1,149)
Purchases of investments	(18,777)	(52,995)
Maturities of investments	37,400	61,389

Net cash provided by investing activities	18,465	7,245

Financing activities:
Issuance of common stock, net	84	267
Reduction of lease payable	(109)	(166)

Net cash (used in) provided by financing activities	(25)	101

Effect of exchange rates	(162)	107

Net increase in cash and cash equivalents	7,994	(4,967)
Cash and cash equivalents at beginning of period	26,503	32,106

Cash and cash equivalents at end of period	$34,497	$27,139

Supplemental disclosures of cash flow information:
Income taxes paid	$251	$233

Interest paid	$5	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. Basis of Presentation
          Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include the accounts of Vitria Technology, Inc., or the “Company” or “Vitria”, and its subsidiaries. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission, (SEC). Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. As a result, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
NOTE 2. Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board, or FASB issued Interpretation, (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our financial statements.
          In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after December 15, 2006, with early application for the first interim period ending after December 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.
NOTE 3. Summary of Significant Accounting Policies
Stock-based Compensation
          During the first quarter of fiscal 2006, we adopted the provisions of, and now account for stock-based compensation in accordance with Statement of Financial Accounting Standards, No. 123-revised 2004, or SFAS 123R, Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
          The adoption of SFAS 123R continues to have a material impact on our condensed consolidated statement of operations. See Note 6 and critical accounting policies for further information regarding our stock-based compensation assumptions and expenses.

     Revenue Recognition
          We derive our revenue from sales of software licenses and related services. In accordance with the provisions of Statement of Position, (SOP), 97-2, Software Revenue Recognition, as amended, we record revenue from software licenses when a license agreement is signed by both parties, the fee is fixed or determinable, collection of the fee is probable and delivery of the product has occurred. For electronic delivery, we consider our software products to have been delivered when we make the software available to the customer on our File Transfer Protocol, (FTP) site, and the access code to download the software from the Internet has been provided to the customer. If an element of the agreement has not been delivered, revenue for that element is deferred based on vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist for the undelivered element, all revenue for that agreement is deferred until sufficient objective evidence exists or all elements have been delivered. We treat all arrangements with payment terms longer than normal as having fees that are not fixed or determinable. Revenue under these agreements is recognized as payments become due unless collectibility concerns exist, in which case revenue is deferred until payments are received. Our assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. Fees derived from arrangements with resellers are not recognized until evidence of a sell-through arrangement to an end user has been received.
          Service revenue includes product maintenance, consulting and training. Customers who license our software products normally purchase maintenance services. These maintenance contracts provide unspecified software upgrades and technical support over a specified term, which is typically twelve months. Maintenance contracts are usually paid in advance and revenue from these contracts is recognized ratably over the term of the contract. Many of our customers use third-party system integrators to implement our products. Customers typically purchase additional consulting services from us to support their implementation activities. These consulting projects are recognized under SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts, and are clearly stated as such in discussion below. These consulting services are either sold on a time and materials or fixed fee basis and recognized as the services are performed, in accordance with the provisions of SOP 81-1. We also offer training services which are sold on a per-student or per-class basis. Fees from training services are recognized as classes are attended by customers.
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
     Accounts Receivable
          Accounts receivable consist of trade receivables from customers for purchases of our software or services and do not bear interest. We do not usually require collateral or other security to support credit sales. However, we do require the customer to provide a letter of credit or payment in advance if we determine that there is a potential collectibility issue based on the customer’s credit history or geographic location. Our payment terms typically range from “net 30 days” to “net 90 days”, and occasionally up to a year for domestic and international customers. For customers who have licensed software from us in the past, credit is extended based upon periodically updated evaluations of each customer’s payment history with us and ongoing credit evaluations of the customer’s current financial condition.
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
          Until December 31, 2002 a liability for restructuring costs was recognized at the date of our commitment in accordance with Emerging Issues Task Issue, (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activity, which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of our commitment to the exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. We have adopted the provisions of SFAS No. 146 for restructuring costs initiated after December 31, 2002.
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
          The facilities consolidation charges for all of our restructuring actions were calculated using management’s best estimates and were based upon the remaining future lease commitments and related expenses for vacated facilities from the date of facility consolidation, net of estimated future sublease income. We have engaged brokers to locate tenants to sublease all of the excess facilities, and, to date, have a signed sublease agreement for one of the two remaining buildings. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third-party real estate sources. Our ability to generate the estimated sublease income is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change. If macroeconomic conditions related to the commercial real estate market worsen, we may be required to increase our estimated cost to exit certain facilities.
     Deferred tax valuation allowance
          When we prepare our consolidated financial statements, we estimate our income tax liability for each of the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet under the category of other current assets. The net deferred tax assets are reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our consolidated statement of operations unless the increase is attributable to stock-based compensation deductions, which are recorded directly to equity. We must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. As of September 30, 2006, we had a valuation allowance of approximately $90.4 million, of which approximately $73.8 million was attributable to U.S. and state net operating loss carryforwards and $10.5 million was attributable to U.S. and state tax credit carryforwards.
NOTE 4. Net Income (Loss) per Share
          Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding. The weighted-average shares of common stock outstanding do not include shares subject to our right of repurchase, which lapse ratably over the related vesting term. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding plus potential common stock. Potential common stock is composed of shares of common stock subject to our right of repurchase and total shares of common stock issuable upon the exercise of stock options. The calculation of diluted net income (loss) per share excludes shares of potential common stock if the effect is anti-dilutive. For any period in which a net loss is reported, diluted net (loss) per share equals basic net (loss) per share.
          The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income/(loss) per share:

Net income/(loss)	$681	$(1,885)	$(7,188)	$(10,311)

Shares used to compute basic net income/(loss) per share	33,575	33,524	33,593	33,459
Shares used to compute diluted net income/(loss) per share	33,590	33,524	33,593	33,459

Basic net income (loss) per share	$0.02	$(0.06)	$(0.21)	$(0.31)

Diluted net income (loss) per share	$0.02	$(0.06)	$(0.21)	$(0.31)

          The following table sets forth the weighted average potential shares of common stock that are not included in the diluted net income (loss) per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2006	2005
Effect of anti-dilutive securties:

Employee stock options (using the treasury stock method)	4	148
Unvested restricted stock	548	—

Total	552	148

NOTE 5. Comprehensive Income (Loss)
          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) such as foreign currency translation gains and losses and unrealized gains or losses on available-for-sale securities. Our total comprehensive income (loss) was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income (Loss)	$681	$(1,885)	$(7,188)	$(10,311)

Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	74	(156)	52
Unrealized gain on securities	23	0	51	50

Comprehensive income (loss)	$591	$(1,811)	$(7,293)	$(10,209)

          The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Foreign currency translation adjustment	$405	561
Unrealized loss on securities	5	(46)

Total accumlated other comprehensive gain	$410	$515

NOTE 6. Stock Benefit Plans and Stock-Based Compensation
          Stock Benefit Plans
          We have two plans that provide for the granting of stock-based awards and stock purchase at a discount to employees, including officers, directors, and consultants. These two plans are as follows:
          1999 Employee Stock Purchase Plan
          In June 1999, the Board of Directors adopted, and in July 1999 the stockholders approved, the 1999 Employee Stock Purchase Plan, (the Purchase Plan). Under the Purchase Plan, eligible employees can have up to 10% of their earnings withheld to be used to purchase shares of common stock on specified dates determined by the Board of Directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 27 months.
          Equity Incentive Plans
          In June 1999, the Board of Directors adopted and, in July 1999 the stockholders approved, the 1999 Equity Incentive Plan, which amended the 1995 Equity Incentive Plan, and amended the 1998 Executive Incentive Plan, collectively the Amended Plans. The Amended Plans provide for the granting of stock options, stock appreciation rights, stock bonuses, and restricted stock purchase awards to employees, including officers, directors or consultants. Options under the Amended Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an Incentive Stock Option, (ISO) and Non-Statutory Option, (NSO), shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
          In the quarter ended September 30, 2006, we granted 17,040 shares of restricted stock to non-executive employees under the 1999 Equity Incentive Plan. The restricted stock awards granted in the quarter ended September 30, 2006 to non-executive employees have a one month vesting schedule as service is rendered. They vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age, and service conditions or terminates employment under certain conditions.

The activities under the Amended Plans are summarized as follows (in thousands, except weighted average exercise price):

	Nine Months Ended September 30, 2006
		Weighted Average
	Options	Exercise Price
Outstanding as of December 31, 2005	5,775	$6.11
Granted	240	2.88
Exercised	(2)	0.65
Canceled	(1,041)	5.93

Outstanding at end of period	4,972	$5.99

Options exercisable at end of period	3,435	$7.19

	Nine Months Ended September 30, 2006
		Weighted Average
	Restricted Stock Awards	Exercise Price
Outstanding as of December 31, 2005	100	$3.42
Awarded	558	2.70
Released	(75)	3.10
Forfeited	(35)	2.69

Outstanding awards at end of period	548	$2.78

The following table summarizes information about outstanding stock options issued pursuant to the Amended Plans as of September 30, 2006:

		Weighted	Weighted		Weighted
	Number	average	average		average
	outstanding at	remaining	exercise	Exercisable as of	exercise
Range of exercise prices	September 30, 2006	contractual term	price	September 30, 2006	price
$1.04 - $2.95	556,296	8.82	$2.80	129,592	$2.72
$2.99 - $3.04	528,807	7.61	3.02	279,161	3.02
$3.09 - $3.41	384,700	8.11	3.30	182,028	3.31
$3.42 - $3.42	622,000	8.52	3.42	218,208	3.42
$3.43 - $4.59	227,596	7.58	3.78	139,175	3.88
$4.60 - $4.60	600,000	4.40	4.60	529,165	4.60
$4.65 - $7.92	452,070	6.38	4.75	357,419	4.74
$8.00 - $8.00	758,250	2.78	8.00	758,250	8.00
$8.12 - $10.00	199,552	3.83	9.40	199,449	9.40
$12.04 - $188.00	642,776	5.04	14.84	642,258	14.83

$1.04 - $188.00	4,972,047	6.18	$5.99	3,434,705	$7.19

Stock-based compensation
          On January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to our employees and directors including employee stock options, employee stock purchase plans, and other stock-based awards based on estimated fair values. The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(SFAS 123(R))	(APB 25)	(SFAS 123(R))	(APB 25)
Employee stock-based compensation in:
Cost of revenue: service and other	$88	$—	$207	$—
Research and development	309	—	547	—
Sales and marketing	304	—	689	—
General and administrative	221	22	583	105

Total employee stock-based compensation:	$922	$22	$2,026	$105

     The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2006 and 2005 (in thousands, except income (loss) per share amount):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss) (2)	$681	$(1,885)	$(7,188)	$(10,311)
Add: stock-based compensation included in reported net income (loss)	922	22	2,026	105

Deduct: total stock based compensation expense determined under fair value based method for all awards (1)	(922)	(218)	(2,026)	(1,758)

Pro forma net income (loss)	$681	$(2,081)	$(7,188)	$(11,964)

Basic and diluted net income (loss) per share (2)	$0.02	$(0.06)	$(0.21)	$(0.31)

Pro forma basic and diluted net income (loss) per share (3)	$0.02	$(0.06)	$(0.21)	$(0.36)

Weighted-average shares used in calculation
Basic net income (loss) per share	33,575	33,524	33,593	33,459
Diluted net income (loss) per share	33,590	33,524	33,593	33,459

(1)	Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(2)	Net loss and net loss per share prior to 2006 did not include stock-based compensation expense for employee stock-based awards under SFAS 123 because we had not adopted the recognition provisions of SFAS 123.

(3)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS 123.
Fair Value Disclosure
          Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, and expected dividends. We use the simplified method to determine expected term of options as prescribed by SAB No. 107. The following table summarizes the assumptions used to value options granted in the respective periods, and the grant-date fair value of the stock options granted during the respective periods:

	Stock option plan		ESPP		Stock option plan		ESPP
	Three months ended				Nine months ended
	September 30,				September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected term (in years)	6.25	2.0	1.0	2.0	6.25	2.0	1.0	1.0
Expected Volatility	95%	66%	43%	77%	80%	66%	43%	91%
Dividend yield	—	—	—	—	—	—	—	—
Risk free interest rate	4.60%	4.18%	5.21%	2.70%	4.86%	3.95%	5.21%	2.73%
Forfeiture rate	8.86%	—	—	—	8.86%	—	—	—

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
          For the three and nine months ended September 30, 2006, we incurred a credit of $121,000 and an expense of $974,000, respectively, in restructuring costs. These costs consisted of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS 146 and adjustments we made to our estimates for future sublease income and other assumptions of future costs, which we revise periodically based on current market conditions.
     As of September 30, 2006, $6 million of restructuring and other costs remained accrued for payment in future periods. The table below includes our 2002 and 2003 accrual for restructured facilities, which was discounted at fair value, in accordance with SFAS 146 (in thousands):

	Facilities Consolidation	Severance	Total
Balance at December 31, 2003	$18,482	$330	$18,812

Cash Payments	(6,295)	(330)	(6,625)
Facility adjustments	1,236		1,236

Balance at December 31, 2004	13,423	—	13,423

Cash Payments	(6,400)	—	(6,400)
Facility adjustments	397	—	397

Balance at December 31, 2005	7,420	—	7,420

Cash Payments	(2,399)	—	(2,399)
Facility adjustments	974	—	974

Balance at September 30, 2006	$5,995	$—	$5,995

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
          The future contractual lease payments, net of contractual future sublease income, amount to $7.2 million. The payments primarily consisting of lease obligations that will be made through 2013.

          In the estimated lease payout schedule in the table below (in thousands), future lease payments are undiscounted and future sublease income is estimated base on third party estimates derived from prevailing market rates.

							Total
						2011 and	Estimated
	2006	2007	2008	2009	2010	Thereafter	Net Payments
Undiscounted future lease payments and estimated operating costs for restructured facilities	$637	$2,191	$931	$931	$931	$2,278	$7,899
Less: contractual future sublease income	(161)	(512)	—	—	—	—	(673)

Gross estimated future payments	$476	$1,679	$931	$931	$931	$2,278	$7,226

Less: Discount factor due to fair value treatment of facilities restructured in 2003							(1,231)

Net future payments on restructured facilities							$5,995

               In August 2006, we announced a plan designated to reduce Vitria’s cost structure by between 20% and 25%. During the three months ended September 30, 2006 we incurred a charge of $394, in connection with this workforce reduction. Most of the reduction had occurred by September 30, 2006. In August 2006, we also announced a plan to examine our leased property requirements. We examed our leased requirements and determined that we will not restructure any additional leased properties.
NOTE 8. Deferred Revenue
          Deferred revenue is comprised primarily of deferred license, maintenance, consulting and training revenue. Deferred maintenance revenue is not recorded until it has been supported by a formal commitment to pay or until it has been collected. Deferred maintenance is recognized in the consolidated statement of operations over the term of the arrangement, which is most commonly twelve months but can be as long as 18 or 24 months. Consulting and training revenue is generally recognized as the services are performed. Total long term and short term deferred revenue was $11.8 million as of September 30, 2006 and $11.5 million as of December 31, 2005, respectively. Currently, we are still reviewing the lease situation.
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

          The following table is a summary of our related party revenue and service fees for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue from QilinSoft LLC	$74	$50	$222	$150

R&D and Consulting expense incurred with QilinSoft LLC	$533	$1,000	$2,278	$2,000

	As of September 30,	As of December 31,
	2006	2005
Trade Accounts Receviable and accruals with QilinSoft LLC	$—	$300
Trade Accounts Payable and accruals with QilinSoft LLC	$255	$441
          We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC, during 2005, and we are experiencing another substantial increase in 2006 over 2005 levels. This is because we are continuing to conduct more of our engineering, support and professional services work offshore and QilinSoft is an important provider of offshore engineering talent.
NOTE 10. Credit Facilities with Silicon Valley Bank
          We entered into a Loan and Security Agreement with Silicon Valley Bank in June, 2002, to establish a revolving line of credit. We modified this agreement in June, 2005 and reduced the line of credit from $12.0 million to $6.5 million. The modification requires us to maintain minimum cash, cash equivalents, and short-term investments balance of $12.0 million. The agreement also requires us to maintain our primary depository and operating accounts with Silicon Valley Bank and invest all of our investments through Silicon Valley Bank. The line of credit serves as collateral for letters of credit and other commitments, although these items do not constitute draws on the line of credit. Available advances under the line of credit are reduced by the amount of outstanding letters of credit and other commitments. Interest on outstanding borrowings on the line of credit accrues at the bank’s prime rate of interest.
          On June 23, 2006 we modified this agreement and reduced the line of credit from $6.5 million to $2 million with the same conditions as stated above.
          As of September 30, 2006, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $1.1 million related to certain office leases at September 30, 2006. Fees related to our outstanding letters of credit totaled $16,000 and $31,000 for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 11. Segment Information
          We recognized approximately 36% of our revenue from customers outside the United States in the three months ended September 30, 2006, compared to 63% in the three months ended September 30, 2005. We recognized approximately 37% of our revenue from customers outside the United States in the nine months ended September 30, 2006, compared to 48% in the nine months ended September 30, 2005. No one country other than United States accounted for more than 10% of the total revenue in the three months ended September 30, 2006 or the nine months ended September 30, 2006. Revenue from The United Kingdom accounted for 11% of total revenue in the three months ended September 30, 2005 and no one country other than the United States accounted for more than 10% of the total revenue in the nine months ended September 30, 2005.
     Revenue from our ten largest customers accounted for 50% of total revenue in the three months ended September 30, 2006 and 41% of total revenue in the three months ended September 30, 2005. Revenue from our ten largest customers accounted for 41% of total revenue in the nine months ended September 30, 2006 and 39% of total revenue in the nine months ended September 30, 2005. In the three months ended September 30, 2006 one customer accounted for 25% of total revenue and for the nine months ended September 30, 2006, one customer accounted for 10% of total revenue. In the three months ended September 30, 2005 no customer accounted for more than 10% of total revenue, in the nine months ended September 30, 2005 one customer accounted for 11% of total revenue. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
NOTE 12. Cash, Cash Equivalents and Short-term Investments
The following is a summary of cash, cash equivalents and available-for-sale securities (in thousands):

	As of September 30, 2006				As of December 31, 2005
	Carrying	Unrealized	Unrealized	Estimated	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value	Value	Gains	Losses	Fair Value
Cash	$10,546	$—	$—	$10,546	$7,679	$—	$—	$7,679

Money market funds	1,027	—	—	1,027	1,285	—	—	1,285
Government securities	—	—	—	—	800	—	—	800
Commercial paper	22,921	3	—	22,924	16,739	—	—	16,739

Total cash equivalents	23,948	3	—	23,951	18,824	—	—	18,824

Total cash and cash equivalents	34,494	3	—	34,497	26,503	—	—	26,503

Government securities	8,084	—	(1)	8,083	13,754	—	(23)	13,731
Corporate bonds	928	2	—	930	13,794	—	(26)	13,768
Commercial paper	7,393	1	—	7,394	7,477	3	—	7,480

Total short-term investments	16,405	3	(1)	16,407	35,024	3	(49)	34,979

Total cash, cash equivalents, and short-term investments	$50,899	$6	$(1)	$50,904	$61,527	$3	$(49)	$61,482

NOTE 13. Going-Private Transaction
          On September 20, 2006, the Company entered into an Agreement and Plan of Merger with Innovation Technology Group, Inc., a Delaware corporation, or Parent, and ITG Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent, or Merger Sub, dated as of September 20, 2006, or the Merger Agreement. Parent is a corporation wholly owned by JoMei Chang, Ph.D., a member of the Company’s Board of Directors, and Dale Skeen, Ph.D., a member of the Company’s Board of Directors, current Chief Executive Officer and Chief Technology Officer. Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Parent will acquire, through the merger of Merger Sub with and into Vitria Technology, Inc., or the Merger, all of our outstanding common stock. As a result of the Merger, Vitria will become a wholly owned subsidiary of Parent.
          At the effective time of the Merger, each outstanding share of Vitria Common Stock, other than any shares owned by Parent, Merger Sub, Dr. Chang and Dr. Skeen, Vitria or its subsidiaries, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $2.75 per share in cash, without interest.

The following is a summary of general and administrative expenses incurred in the going-private transaction (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Directors Fees	$62	$108
Consulting	500	500
Legal	300	393

Total Transaction Related Costs	$862	$1,001

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
Going-Private Transaction
          On September 20, 2006, we entered into an Agreement and Plan of Merger with Innovation Technology Group, Inc., a Delaware corporation, or Parent, and ITG Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent, or Merger Sub, dated as of September 20, 2006, or the Merger Agreement. Parent is a corporation wholly owned by JoMei Chang, Ph.D., a member of our Board of Directors, and Dale Skeen, Ph.D., a member of our Board of Directors, current Chief Executive Officer and Chief Technology Officer. Under the terms of the Merger Agreement and subject to satisfaction or waiver of the conditions therein, Parent will acquire, through the merger of Merger Sub with and into Vitria Technology, Inc., or the Merger, all of our outstanding common stock. As a result of the Merger, we will become a wholly owned subsidiary of Parent.
          At the effective time of the Merger, each outstanding share of our Common Stock, other than any shares owned by Parent, Merger Sub, Dr. Chang and Dr. Skeen, we or our subsidiaries, or any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $2.75 per share in cash, without interest.
          Our Board of Directors approved the Merger Agreement following the unanimous recommendation of a committee of the Board comprised entirely of independent directors, or the Strategic Committee. The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by our stockholders, regulatory approvals and other customary closing conditions. We made customary representations, warranties and covenants in the Merger Agreement. We may not solicit competing proposals or, subject to exceptions that permit our Board of Directors or the Strategic Committee to comply with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals.
          The Merger Agreement may be terminated under certain circumstances, including if our Board of Directors or the Strategic Committee has determined in good faith that it has received a superior proposal and complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, we will be required to reimburse Parent and Merger Sub for their transaction expenses up to $500,000 and under specified circumstances, we will be required to pay Parent a termination fee of $2,800,000.
          In connection with the execution of the Merger Agreement, Dr. Chang and Dr. Skeen entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the adoption of the Merger Agreement and to use their best efforts to cause Parent and Merger Sub to perform their respective obligations under the Merger Agreement, in each case so long as the Merger Agreement is not terminated in accordance with its terms. Skeen/Chang Investments, L.P. entered into a voting agreement pursuant to which it has agreed to vote in favor of the adoption of the Merger Agreement. Dr. Chang and Dr. Skeen, together with Skeen/Chang Investments, L.P., collectively hold approximately 29% of the outstanding shares of our Common Stock.
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
          BusinessWare includes a business process integration server and various options that extend the business process integration server’s functionality.
          Some specific capabilities in our core BusinessWare product include:
▪	Process automation

▪	Management of human workflow

▪	Message transport and routing

▪	Data transformation and vocabulary management

▪	Web services integration and orchestration

▪	Enterprise Service Bus (ESB)

▪	Other SOA integration capabilities

▪	Compatibility with specific data transport protocols

▪	Tools for building custom connectors

▪	Various pre-built services for business process integration

▪	Modeling environment for development

▪	Solution life cycle management

          Some optional capabilities we offer for our core BusinessWare product include:
▪	Connectors for various packaged software applications (e.g., SAP, Siebel, Oracle Applications, Peoplesoft) and databases (e.g., Oracle, Microsoft SQL Server, Sybase, DB2)

▪	Connectors for various technology standards and transport protocols (e.g., Java Messaging Service, WebSphere MQ, IBM CICS)

▪	Specialized data transformation and validation products (e.g., HIPAA, HL7, SWIFT)

▪	Business process monitoring and analysis

▪	EDI and various other business-to-business integration standards
          Our business process integration platform products have faced increasing competition over the past few years, and we expect this trend to continue as market adoption of lower-level integration technologies like messaging, transformation, and web services continues to shift towards evolving industry standards supported by a broad range of software vendors. Consequently, we expect our pre-built process applications product line to be an important source of our revenue in the years ahead. By combining the capabilities and flexibility of the BusinessWare platform with pre-built content for specific types of business process, we believe that our pre-built process applications can provide significant business value to customers. Vitria currently offers four process applications that run on the BusinessWare platform:
▪	Order Accelerator – This process application, initially released in March 2004, automates business processes across a telecommunications service provider’s existing systems and is designed to provide faster, more cost-effective, and more accurate order management. Order Accelerator includes pre-built business processes and other content based on the Telemanagement Forum’s eTOM (Enhanced Telecom Operations Map) standard.

▪	Resolution Accelerator - This process application, initially released in June 2005, manages the resolution of business process exceptions. Such exceptions occur when automated business transactions are diverted from their normal process path due to incomplete or erroneous data, specific business policies, or factors external to the process. Resolution Accelerator provides capabilities to automatically fix many problems, guide manual resolution of other problems, and reinsert affected transactions back into the normal process flow. While a majority of our sales to date of this product have been to the telecommunications sector, it is applicable to other sectors as well. We released an enhanced version of Resolution Accelerator in April 2006.

▪	Smart Claims – This process application for health insurance payers was initially released in late 2003. Smart Claims augments existing claims processing systems by applying automated business rules to reduce off-line manual processing, by intelligently routing claims between different systems, and by providing a unified view of the claims processing lifecycle across multiple systems. Potential benefits to Smart Claims customers include fewer delays in claims processing and payment, reduced errors, faster changes to claims processing logic, and faster response to customer and partner inquiries.

▪	Smart Gateway - This process application manages the intake, splitting, validation, transformation, aggregation, and routing of health insurance claims and other electronic business documents exchanged with multiple external parties. By consolidating multiple document exchange processes into a single electronic document gateway, this product can reduce operational complexity and costs, increase visibility within a complex document exchange process, and make the automated business logic governing these processes easier to implement, manage and modify. Vitria released the first part of this solution in December 2005 and released the complete product in June 2006.
          In 2006, we continue to market our current pre-built process applications to existing Vitria customers as well as new prospects. We are also continuing to enhance our business process integration platform products. In response to growing market interest in web services and SOA, we released an enhanced version of BusinessWare with expanded capabilities for service-oriented integration in June 2006. Other enhancements to BusinessWare are planned for 2007.
          For the longer term, we are developing new technologies and products for our planned next generation business process integration platform and associated business process applications. While applying our own expertise in process modeling, application frameworks, and other integration technologies, we expect that our next generation products will also better leverage application servers and other third party products based on technology standards that are increasingly important to our customers.
          The challenges on which our executives are most focused in 2006 include increasing sales of our pre-built process applications, enhancing our platform products, developing new process applications, improving execution in sales and marketing, expanding our strategic alliances to increase our revenue opportunities and renewing enterprise license agreements with some of our most important customers. In addition, we plan to selectively invest in research and development and sales and marketing to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow.
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
          Our significant accounting policies are described in Item 7 to the annual consolidated financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006 and notes to condensed consolidated financial statements as of and for the nine months ended September 30, 2006, included herein. Our most critical accounting policies have not changed since the filing of our Annual Report on Form 10-K on March 31, 2006 and include the following:
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
          We use the simplified method to determine expected term of options as prescribed by SAB No. 107. We base the risk-free interest rate that we use in the option pricing model on Federal Reserve interest rates with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
          If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating statement, net income (loss) and net income (loss) per share.
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

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2006 and September 30, 2005
The following table sets forth the components of our results of operations as a percentage of total revenue for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue License	38%	29%	30%	27%
Service and other	62%	71%	70%	73%

Total revenue	100%	100%	100%	100%

Cost of revenue License	1%	6%	1%	3%
Service and other	23%	35%	30%	37%

Total cost of revenue	24%	41%	31%	40%

Gross profit	76%	59%	69%	60%

Operating expenses Sales and marketing	27%	36%	34%	35%
Research and development	27%	29%	35%	31%
General and administrative	22%	12%	23%	19%
Restructuring	(1%)	0%	3%	2%

Total operating expenses	75%	77%	94%	87%

Income (loss) from operations	1%	(18%)	(25%)	(27%)

Interest income	4%	4%	5%	3%
Other income (expense), net	0%	0%	1%	(1%)

Net income (loss) before income taxes	5%	(14%)	(19%)	(25%)

Provision for income taxes	0%	0%	0%	0%

Net Income (loss)	5%	(14%)	(19%)	(25%)

Revenue
     Total revenue, which is comprised of license revenue and service revenue, increased 8% from $13.5 million in the three months ended September 30, 2005 to $14.6 million in the three months ended September 30, 2006. Total revenue declined 14% from $42.4 million in the nine months ended September 30, 2005 to $36.5 million in the nine months ended September 30, 2006.
          We recognized approximately 36% of our revenue from customers outside the United States in the three months ended September 30, 2006, compared to 63% in the three months ended September 30, 2005. We recognized approximately 37% of our revenue from customers outside the United States in the nine months ended September 30, 2006, compared to 48% in the nine months ended September 30, 2005. No one country other than United States accounted for more than 10% of the total revenue in the three months ended September 30, 2006 or the nine months ended September 30, 2006. Revenue from The United Kingdom accounted for 11% of total revenue in the three months ended September 30, 2005 and no one country other than the United States accounted for more than 10% of the total revenue in the nine months ended September 30, 2005.
     Revenue from our ten largest customers accounted for 50% of total revenue in the three months ended September 30, 2006 and 41% of total revenue in the three months ended September 30, 2005. Revenue from our ten largest customers accounted for 41% of total revenue in the nine months ended September 30, 2006 and 39% of total revenue in the nine months ended September 30, 2005. In the three months ended September 30, 2006 one customer accounted for 25% of total revenue and for the nine months ended September 30, 2006, one customer accounted for 10% of total revenue. In the three months ended September 30, 2005 no customer accounted for more than 10% of total revenue, in the nine months ended September 30, 2005 one customer accounted for 11% of total revenue. We expect that revenue from a limited number of customers will continue to account for a large percentage of total revenue in future quarters. Therefore, the loss or delay of individual orders could have a significant impact on revenue. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability and the overall cost-effectiveness of our products. To date, we have not experienced significant seasonality of revenue. However, we expect that future results may be affected by the fiscal or quarterly budget cycles of our customers.
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
     License revenue increased 43% from $3.9 million in the three months ended September 30, 2005 to $5.6 million in the three months ended September 30, 2006. During the third quarter of 2006, our license order volume increased 19% while our average license order size increased 25% compared to the third quarter of 2005, primarily due to the license sale to one customer. License revenue decreased 6% from $11.5 million in the nine months ended September 30, 2005 to $10.8 million in the nine months ended September 30, 2006. During the first three quarters of 2006, our license order volume decreased 18% while our average license order size increased 5% compared to the first three quarters of 2005. The decrease in our license order volume in the first three quarters of 2006 compared to the first three quarters of 2005 was due to the continuing maturation of the market in which we compete for our platform products, which has resulted in fewer total orders as competition has increased for these products. Because we typically receive a few, relatively large orders in any period, quarter over quarter comparisons of license order volume or size do not necessarily indicate a trend in the demand for our products. Over the last several years we have experienced a decline in our order volume due to the continuing maturation of the market and as competition has increased.
     Service and other. The level of service revenue is highly affected by the number and size of license sales in a given and preceding period. Customers typically purchase maintenance for the first year as part of each license sale. Most of our consulting revenue and customer training revenue is also affected by the size and number of license deals. Service and other revenue also includes revenue from support renewals, which are dependent upon our installed license base. Service revenue decreased 6% from $9.6 million in the three months ended September 30, 2005 to $9.0 million in the three months ended September 30, 2006. This decrease was due to a decrease in support revenue of $434,000 and a decrease in consulting revenue of $188,000. Service revenue decreased 17% from $30.9 million in the nine months ended September 30, 2005 to $25.6 million in the nine months ended September 30, 2006. This decrease was due to a decrease in consulting revenue of $3.8 million due to more fixed price, variable length engagements and a decrease in support and training revenues of $1.6 million due to our lower license sales.
Cost of Revenue
     License. Cost of license revenue consists of royalty payments to third parties for technology incorporated into our products. Fluctuations in cost of license revenue is generally due to the buying patterns of our customers, as cost of license revenue is dependent upon which products our customers purchase, and which of those purchased products have third-party technology incorporated into them. Cost of license revenue decreased 87% from $797,000 in the three months ended September 30, 2005 to $107,000 in the three months ended September 30, 2006.
     Cost of license revenue decreased 72% from $1.2 million in the nine months ended September 30, 2005 to $336,000 in the nine months ended September 30, 2006. We expect that future fluctuations in cost of license revenue will be dependent upon increases or decreases in the sales of those particular products which incorporate third-party technology.
     Service and other. Cost of service and other revenue consists of salaries, facility costs, travel expenses and third party consultant fees incurred in providing customer support, training and implementation related services. Cost of service and other revenue decreased 29% from $4.7 million in the three months ended September 30, 2005 to $3.4 million in the three months ended September 30, 2006. This decrease was primarily due to a $1.0 million decrease in salary-related expense, a $244,000 decline in occupancy expense, a $237,000 decrease in travel expense due to a lower average headcount related to cost containment efforts during the period. In addition, we realized an increase in the use of consulting resources for internal projects. The cost of these resources was appropriately recorded to operating expenses as opposed to cost of service and other. This resulted in decrease of $142,000 in cost of service and other, as well as other expense reductions as the result of our cost containment efforts, offset by an increase of $193,000 in external consulting expense and an increase of $88,000 in stock-based compensation expense due to the adoption of SFAS 123R.

     Cost of service and other decreased 30% from $15.7 million in the nine months ended September 30, 2005 to $10.9 million in the nine months ended September 30, 2006. This decrease was primarily due to a $2.9 million decrease in salary-related expense, a $612,000 decline in travel expense, a $522,000 decrease in occupancy expense due to a lower average headcount related to cost containment efforts during the period. In addition, we realized an increase in the use of consulting resources for internal projects. The cost of these resources was appropriately recorded to operating expenses as opposed to cost of service and other. This resulted in a decrease of $692,000 in cost of service and other, as well as other expense reductions as the result of our cost containment efforts, offset by an increase of $207,000 in stock-based compensation due to the adoption of SFAS 123R.
          For the next quarter, we expect that cost of service and other revenue will decrease slightly compared to the three months ended September 30, 2006 due to fewer billable days as historical financial data shows.
Operating Expenses
          Sales and marketing. Sales and marketing expenses consist of salaries, stock-based compensation expense, commissions, field office expenses, travel and entertainment, and promotional expenses. Sales and marketing expenses decreased 17% from $4.8 million in the three months ended September 30, 2005 to $4.0 million in the three months ended September 30, 2006. This decrease was primarily due to a decrease in salary and related expense of $392,000 and a decrease of $144,000 in depreciation and facilities related expense due to a lower average headcount related to cost containment efforts, a decrease of $264,000 in outside consulting fees, a decrease of $59,000 in severance and a decrease of $50,000 in marketing expense, offset by an increase of $282,000 in stock-based compensation due to the adoption of SFAS 123R, and an increase of $7,000 in travel and entertainment expense.
     Sales and marketing expenses decreased 15% from $14.7 million in the nine months ended September 30, 2005 to $12.4 million in the nine months ended September 30, 2006. This decrease was primarily due to a decrease in salary and related expense of $1.2 million, a decrease of $273,000 in travel related spending and a decrease of $381,000 in depreciation and facilities related expense due to a lower average headcount related to cost containment efforts, a decrease of $594,000 in outside consulting fees, a decrease of $130,000 in severance expense, offset by an increase of $639,000 in stock-based compensation and an increase of $82,000 in marketing expense.
          For the next quarter, we expect that sales and marketing expenses will decrease slightly compared to the three months ended September 30, 2006.
          Research and development. Research and development expenses include costs associated with the development of new products, enhancements to existing products, and quality assurance activities. These costs consist primarily of employee salaries, stock-based compensation expense, benefits, and the cost of consulting resources that supplement the internal development team. Research and development expenses increased 3% from $3.9 million in the three months ended September 30, 2005 to $4.0 million in the three months ended September 30, 2006. This increase was primarily due to an increase in stock-based compensation expense of $309,000, an increase of $105,000 in severance expense, an increase of $525,000 in off shore development expense as a result of our expanded off shore development efforts and an increase of $97,000 related to use of internal consulting resources on development projects, offset by a decrease in salary and related expense of $667,000 due to a lower average headcount related to cost containment efforts, a decrease of $10,000 in third party software expense, a decrease of $48,000 in depreciation and facilities related expense, and a decrease in travel and entertainment expense of $31,000.
     Research and development expenses decreased 5% from $13.3 million in the nine months ended September 30, 2005 to $12.6 million in the nine months ended September 30, 2006. This decrease was primarily due a decrease in salary and related expense of $2.3 million, a decrease of $188,000 in depreciation and facility related expense and a decrease of $37,000 in travel and entertainment expense due to a lower average headcount related to cost containment efforts, a decrease of $54,000 in third party software expense, a decrease of $18,000 in severance expense and a decrease of $22,000 in recruiting expense, offset by an increase of $547,000 in stock-based compensation due to the adoption of SFAS 123R, an increase of $1.2 million in offshore development expense and an increase of $497,000 related to use of internal consulting resources on development projects.
          For the next quarter, we expect that research and development expenses will decline slightly compared to the three months ended September 30, 2006.
     General and administrative. General and administrative expenses consist of salaries and stock-based compensation for administrative, executive and finance personnel, information systems costs, outside professional service fees and our provision for doubtful accounts. General and administrative expenses increased 94% from $1.6 million in the three months ended September 30,

2005 to $3.2 million in the three months ended September 30, 2006. This increase was primarily attributable to an increase of $244,000 in outside legal and audit fees due to SOX compliance audit, an increase of $221,000 in stock-based compensation expense, an increase of $206,000 in external consulting expense, an increase of $218,000 in bad debt expense, and an increase of $122,000 in severance expense offset by a decrease of $24,000 in facilities related expense, a decrease of $170,000 in salary and related expense due to a lower average headcount related to cost containment efforts, a decrease of $216,000 in insurance and tax expense and a decrease of $25,000 in recruiting expense. In the three months ended September 30, 2006 we also incurred $862,000 additional expense related to the proposed going-private transaction compared to the three months ended September 30, 2005.
          Subsequent to the issuance on October 24, 2006 of our earnings release for the third quarter ended September 30, 2006, we discovered that, as of the time of the earnings release, we had under-accrued compensation related expenses by approximately $100,000 for the third quarter ended September 30, 2006, and as a result, our general and administrative expenses were understated and net income for this period was overstated. Adjusted for the under accrual, for the third quarter ended September 30, 2006, our general and administrative expenses were $3.2 million and our net income was $681,000. Our unaudited consolidated financial statements for the third quarter ended September 30, 2006 included in this Quarterly Report on Form 10-Q reflect these revisions.
     General and administrative expenses increased 2% from $8.2 million in the nine months ended September 30, 2005 to $8.4 million in the nine months ended September 30, 2006. This increase was primarily attributable to an increase of $539,000 in external consulting expense related to product placement, an increase of $528,000 in stock-based compensation expense due to the adoption of SFAS 123 R, an increase of $172,000 in bad debt expense and an increase of $141,000 outside legal and audit fees offset by a decrease of $1.5 million in salary and related expense and a $85,000 decrease in facilities related expense due to a lower average headcount related to cost containment efforts, a decrease of $319,000 in tax and insurance expense, a decrease of $93,000 in recruiting expense and decrease of $254,000 in severance expense due to a lower average headcount related to cost containment efforts. In the nine months ended September 30, 2006 we also incurred $1.0 million additional expense related to the proposed going-private transaction compared to the nine months ended September 30, 2005.
          For the next quarter, we expect that general and administrative expenses will remain flat when compared to the three months ended September 30, 2006.
          Restructuring charges. Restructuring expenses primarily consist of charges in the cost of remaining contractual lease payment and other costs associated with closed facilities net of anticipated sublease income. The cost also consists of accretion expense due to the fair value treatments for those leases restructured in 2003 under SFAS No. 146 and adjustment we made to our estimates for future sublease income and other assumptions of future costs, which we revised periodically based on current market conditions.
          Restructuring expense decreased 418% from $38,000 in the three months ended September 30, 2005 to a credit of $121,000 in the three months ended September 30, 2006. This decrease was primarily due to the decrease in the estimates related to future operating costs in United Kingdom.
          Restructuring expense increased 51% from $645,000 in the nine months ended September 30, 2006 to $974,000 in the nine months ended September 30, 2006. This increase was primarily due to anticipated sublease income being postponed for two more years in United Kingdom.
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

          In August 2006, we announced a plan designed to reduce Vitria’s cost structure by between 20% and 25%. During the three months ended September 30, 2006 we incurred a charge of $394, in connection with this workforce reduction. This charge is recorded in sales and marketing, research and development and general and administrative expense. Most of the reduction had occurred by September 30, 2006. In August 2006, we also announced a plan to examine our leased property requirements. We examed our leased requirements and determined that we will not restructure any additional leased properties.
     Interest income and other income (expense), net. The largest component of interest income and other income (expense) is interest earned on cash equivalents and investments. Other income includes interest expense, gains and losses on sale of fixed assets and foreign exchange transactions.
          Interest income and other income (expense), net increased 16% from $556,000 in the three months ended September 30, 2005 to $646,000 in the three months ended September 30, 2006. Interest income and other income (expense), net increased 80% from $1.1 million in the nine months ended September, 2005 to $2.0 million in the nine months ended September 30, 2006. These increases were due primarily to the effect of rising interest rates in our investments and foreign currency exchange gains.
     Stock-based Compensation. Total stock-based compensation expense was $922,000 and $2.0 million for the three and nine months ended September 30, 2006, respectively.
          In the first quarter of 2005, we issued a restricted stock award for which expense is being recognized over a four year period as service is rendered. In the second quarter of 2006, we issued restricted stock for which the expense is being recognized over a two year period as service is rendered In September 2006, we issued 17,040 restricted stock awards to non-executive employees to be recognized over a one month period of as service is rendered. We recorded $314,000 and $393,000 in stock-based compensation expense related to these stock awards for the three and nine months ended September 30, 2006. Stock-based compensation recognized under SFAS 123(R) is included in the appropriate line item of our consolidated statement of operations. In addition, we recorded $608,000 in stock-based compensation expense related to employee stock options and stock purchases pursuant to our employee stock purchase plan for the three months ended September 30, 2006.
The breakdown of stock-based compensation is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(SFAS 123(R))	(APB 25)	(SFAS 123(R))	(APB 25)
Employee stock-based compensation in:
Cost of revenue: service and other	$88	$—	$207	$—
Research and development	309	—	547	—
Sales and marketing	304	—	689	—
General and administrative	221	22	583	105

Total employee stock-based compensation:	$922	$22	$2,026	$105

Provision for Income Taxes
          Our effective tax rate is based on the estimated annual effective tax rate in accordance with FASB Interpretation No. (FIN) 18, “Accounting for Income Taxes in Interim Periods, an interpretation of APB Opinion No. 28.” A provision for income taxes of $47,000 and $55,000 was recorded for the three months ended September 30, 2006 and 2005, respectively. The effective income tax rate was 5.7% and (3.0%), respectively, for the three months ended September 30, 2006 and 2005 for accrued liability of foreign income taxes. The effective tax rate for 2006 differed from the statutory federal income tax rate primarily due to an estimated increase in valuation allowances. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We have established a valuation allowance equal to our deferred tax assets including our net operating loss carryforward and credits due to uncertainty of realizing future benefits.
LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2006	December 31, 2005	Change	Percent Change
Cash, cash equivalents and short-term investments	$50,904	$61,482	$(10,578)	-17%
Working capital	$43,745	$49,513	$(5,768)	-12%
Stockholders’ equity	$40,919	$46,102	$(5,183)	-11%
     As of September 30, 2006 we had cash, cash equivalents and short term investments of $50.9 million compared to $61.5 million at December 31, 2005.
     Our primary source of cash is receipts from revenue. To a much lesser extent we also receive cash from interest on our cash balance and from employee participation in stock option and employee stock purchase plans. The primary uses of cash are payroll (salaries, bonuses, commission and benefits) and general operating expenses.
          Net cash used in operating activities was approximately $10.3 million during the nine months ended September 30, 2006, a decrease of approximately $2.1 million from a use of $12.4 million in the same prior-year period. The decrease was largely attributable to a decrease in net loss of approximately $3.1 million during nine months ended September 30, 2006 due to decreased operating expense. Additionally, decreases in working capital during the nine months ended September 30, 2006 were $5.8 million as compared to $12 million during the same period in 2005. This improvement is due primarily to the company’s continued cost and spending efforts.
     Net cash provided by investing activities for the nine months ended September 30, 2006 was $18.5 million. This resulted from $37.4 million in investments maturing, offset by $18.8 million in investments purchased, and $158,000 in capital expenditures.
     Financing activities for the nine months ended September 30, 2006 used net cash of $25,000. This amount resulted from $84,000 for the issuance of stock and $109,000 for the repayment of an equipment lease.
   Contractual Cash Obligations and Commitments
     As of September 30, 2006, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of December 31, 2005.
   Off-Balance Sheet Arrangements
          At September 30, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

          As of September 30, 2006, we had not borrowed against this line of credit. In connection with the line of credit agreement, we have outstanding letters of credit of approximately $1.1 million related to certain office leases at September 30, 2006. Fees related to our outstanding letters of credit totaled $16,000 and $31,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
          In the past, we have invested significantly in our operations. We plan to selectively invest in research and development and sales and marketing in next quarter of 2006 to strengthen our future growth and at the same time, contain overall costs in order to reduce our net cash outflow. For the next year, we anticipate that operating expenses and planned capital expenditures will continue to constitute a material use of our cash resources. We expect our capital expenditures for the remaining three months of 2006, to be insignificant. We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating expense requirements for at least the next twelve months. At some point in the future we may require additional funds to support our working capital and operating expense requirements or for other purposes such as funding acquisitions or investments in other businesses. We may also explore strategic alternatives, such as alliances, partnerships and collaborations. If such funds are needed, we may seek to raise these additional funds through public or private debt or equity financings. If we need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.
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

          The following table is a summary of our related party revenue and service fees for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue from QilinSoft LLC	$74	$50	$222	$150

R&D and Consulting expense incurred with QilinSoft LLC	$533	$1,000	$2,278	$2,000

	As of September 30,	As of December 31,
	2006	2005
Trade Accounts Receivable and accruals with QilinSoft LLC	$—	$300
Trade Accounts Payable and accruals with QilinSoft LLC	$255	$441
          We experienced a significant increase in outsourced research and development costs incurred with QilinSoft LLC during 2005, and we are experiencing another substantial increase in 2006 over 2005 levels. This is because we are continuing to do more of our engineering, support and professional services work offshore and QilinSoft is an important provider of offshore engineering talent.
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
          We mitigate default risk by investing in high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported, as a separate component of stockholders’ equity, net of tax. Unrealized gain for the nine months ended September 30, 2006 was $51,000.
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

          Table of investment securities (in thousands) as of September 30:

		2006		2005
		Weighted		Weighted
		Average		Average
	Fair Value	Interest Rate	Fair Value	Interest Rate
Cash and cash equivalents	$34,497	0.60%	$27,139	0.63%
Short-term investments	16,407	8.36%	38,113	3.81%

Total cash and investment securities	$50,904		$65,252
Foreign Exchange Risk
          As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non-U.S. dollar-denominated currencies, receivables, and inter-company receivables or payables with our foreign subsidiaries. Additionally, we provide funding to our foreign subsidiaries in Europe, Asia Pacific and Latin America. Currently, short-term intercompany balances with our foreign subsidiaries are in a net liability position with the U.S. corporate headquarters. The net liability position primarily comes from our subsidiary in Japan, and the remaining foreign subsidiaries are in a net intercompany receivable position with the U.S. corporate headquarters. A 10% strengthening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in an increase in the net intercompany payable, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. A 10% weakening of foreign exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the net intercompany payable due to corporate headquarters, which is denominated in foreign currencies and due to corporate headquarters, of approximately $200,000. At September 30, 2006, our foreign subsidiaries had a net asset position of close to zero and thus a 10% change in foreign exchange rates would not have materially affected our financial position.
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
          We had no outstanding forward contacts as of September 30, 2006, and did not enter into any forward contracts during the three months ended September 30, 2006.
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
          Under supervision of Vitria management, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Due to the material weaknesses discussed above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the objectives of our control system were met as of September 30, 2006.
Changes in Internal Control over Financial Reporting
          There was no change in our internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          In June 2004, Vitria executed a final settlement agreement with the plaintiffs consistent with the terms of the Memorandum of Understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 15, 2005. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. The Court’s decision on final approval of the settlement remains pending.
          On October 30 and 31, 2006, Vitria Technology and our directors were named as defendants in two class action stockholder complaints, captioned Wilbanks v. Vitria, et al. and Schachter v. Skeen, et al., respectively, each filed in the Chancery Court in the State of Delaware, County of New Castle. Both complaints challenge the Merger we announced on September 21, 2006, in which JoMei Chang, a member of our Board of Directors, and Dale Skeen, our chief executive officer and member of our Board of Directors, seek to acquire all the outstanding shares of common stock of Vitria Technology, through the merger of ITG Acquisition, Inc., a wholly-owned subsidiary of Innovation Technology Group, Inc., with and into Vitria Technology. The complaints seek injunctive relief, asking the court to stop the Merger from going forward, and compensatory damages in the event the Merger is consummated, alleging that the members of the Board of Directors breached their fiduciary duties by selling Vitria Technology to insiders for allegedly inadequate consideration. Although Vitria Technology denies the allegations and intends to vigorously contest the actions, there can be no assurances as to the outcome of these complaints.
ITEM 1A. RISK FACTORS
If the proposed merger with Innovation Technology Group, Inc. is not completed, our business could be harmed and our stock price could decline.
          We have entered into an Agreement and Plan of Merger, or the Merger Agreement, dated as of September 20, 2006, under which Innovation Technology Group, Inc. would acquire us through the merger of ITG Acquisition, Inc., a wholly owned subsidiary of Innovation Technology Group, Inc., with and into Vitria Technology, or the Merger. Upon the closing of the Merger, the holders of our outstanding common stock, other than Innovation Technology Group, Inc., ITG Acquisition, Inc., Dr. Chang and Dr. Skeen, and any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will receive $2.75 per share in cash. The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by our stockholders, regulatory approvals and other customary closing conditions. Therefore, the Merger may not be completed or may not be completed in a timely manner. If the Merger Agreement is terminated, the market price of our common stock will likely decline. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger prior to its closing that will not be recovered if the Merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Innovation Technology Group, Inc. a termination fee of $2,800,000 and reimburse it for its expenses in connection with the Merger, up to a maximum of $500,000. As a consequence of the failure of the Merger to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be harmed in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business.
The fact that there is a merger pending could harm our business, revenue and results of operations.
          While the Merger is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending completion of the Merger or termination of the Merger Agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of investors.
          In addition, while the Merger is pending, we are subject to a number of risks that may harm our business, revenue and results of operations, including:
•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;
•	we have and will continue to incur significant expenses related to the Merger prior to its closing; and
•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
          In connection with the proposed Merger, we have filed a preliminary proxy statement with the Securities and Exchange Commission. After we file the definitive proxy statement, it will be mailed to all holders of our common stock and will contain important information about Vitria Technology, the proposed Merger and related matters. We urge all of our stockholders to read the definitive proxy statement when it becomes available.
Purported stockholder class action complaints have been filed against Vitria Technology and members of our board of directors challenging the Merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs or both.
          On October 30 and 31, 2006, Vitria Technology and our directors were named as defendants in two class action stockholder complaints, captioned Wilbanks v. Vitria, et al. and Schachter v. Skeen, et al., respectively, each filed in the Chancery Court in the State of Delaware, County of New Castle. Both complaints challenge the Merger we announced on September 21, 2006, in which JoMei Chang, a member of our Board of Directors, and Dale Skeen, our chief executive officer and member of our Board of Directors, seek to acquire all the outstanding shares of common stock of Vitria Technology, through the merger of ITG Acquisition, Inc., a wholly-owned subsidiary of Innovation Technology Group, Inc., with and into Vitria Technology. The complaints seek injunctive relief, asking the court to stop the Merger from going forward, and compensatory damages in the event the Merger is consummated, alleging that the members of the Board of Directors breached their fiduciary duties by selling Vitria Technology to insiders for allegedly inadequate consideration. Although Vitria Technology denies the allegations and intends to vigorously contest the actions, there can be no assurances as to the outcome of these complaints.
          We have obligations under certain circumstances to hold harmless and indemnify each of the members of our Board of Directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. An unfavorable outcome in any of these lawsuits could prevent or delay the consummation of the Merger, or result in substantial costs to Vitria Technology. It is also possible that other similar lawsuits may be filed in the future. We cannot estimate any possible loss from current or future litigation at this time.
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
          We have incurred substantial losses since inception as we funded the development of our products and the growth of our organization. We have an accumulated deficit of $237 million as of September 30, 2006. Since the beginning of 2002, we have reduced our workforce and consolidated certain facilities as part of our restructuring plans. As a result of these actions, we incurred a year to date charge of $974,000 in 2006, $746,000 in 2005, $1.1 million in 2004, and $16.1 million in 2003. In order to remain competitive we intend to continue investing in sales and marketing and research and development. As a result, we may report future operating losses and cannot guarantee whether we will report net income in the future.
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
          During nine months ended September 30, 2006, we had net income of $681,000 and our operating activities used $10.3 million of cash. As of September 30, 2006, we had approximately $50.9 million in cash and cash equivalents and short-term investments, $43.7 million in working capital, $20.3 million in short-term liabilities, and $4.7 million in long-term liabilities. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
          Sales to our ten largest customers accounted for 50% of total revenue in period ended September 30, 2006. Our license agreements do not generally provide for ongoing license payments. Therefore, we expect that revenue from a limited number of customers will continue to account for a significant percentage of total revenue in future quarters. Our ability to attract new customers will depend on a variety of factors, including the reliability, security, scalability, breadth and depth of our products, and the cost-effectiveness of our products. The loss or delay of individual orders could have a significant impact on revenue and operating results. Our failure to add new customers that make significant purchases of our product and services would reduce our future revenue.
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
          The market for our products and solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenue. Our current and potential competitors include, BEA, Cape Clear, Fiorano, FileNet, IBM Corporation, IONA, Intalio, Microsoft Corporation, Oracle, PolarLake, SAP, Savvion, Software AG, Progress Software, Sun Microsystems, TIBCO Software, Telcordia, TriZetto, webMethods and others. In the future, some of these companies may expand their products to provide or enhance existing business process management, business analysis and monitoring, and business vocabulary management functionality, as well as integration solutions for specific business problems. These or other competitors may merge to attempt the creation of a more competitive entity or one that offers a broader solution than we provide. In addition, “in-house” information technology departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be an important source of competition for the foreseeable future. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace. Finally, we face direct and indirect competition from major enterprise software developers that offer integration products as a complement to their other enterprise software products. These companies may also modify their applications to be more easily integrated with other applications through web services or other means. Some of these companies include Oracle and SAP AG.
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
          We currently serve a customer base with a wide variety of constantly changing hardware, packaged software applications and networking platforms. If our products fail to gain broad market acceptance, due to their inability to support a variety of these platforms, our operating results may suffer. Our business depends, among others, on the following factors:

•	our ability to integrate our product with multiple platforms and existing, or legacy, systems and to modify our products as new versions of packaged applications are introduced;

•	the portability of our products, particularly the number of operating systems and databases that our products can source or target;

•	our ability to anticipate and support new standards, especially those related to service-oriented integration, other types of integration, and business process management;

•	the integration of additional software modules under development with our existing products; and

•	our management of software being developed by third parties for our customers or use with our products.
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
          We have international presence in Australia, Canada, France, Germany, Italy, Japan, Korea, Singapore, Spain and the United Kingdom. During the nine months ended September 30, 2006, 37% of our revenue was derived from international markets. There are a number of challenges to establishing and maintaining operations outside of the United States and we may be unable to continue to generate significant international revenue. If we fail to successfully establish or maintain our products in international markets, we could experience slower revenue growth and our business could be harmed. In addition, it also may be difficult to protect our intellectual property in certain international jurisdictions.
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
                 None.
ITEM 3. Defaults Upon Senior Securities
                 None.
ITEM 4. Submission of Matters to a Vote of Security Holders
                 None.
ITEM 5. Other Information
                 None.
ITEM 6. Exhibits
a) Exhibits

Exhibit 2.1(1)	Agreement and Plan of Merger, dated as of September 20, 2006, among Innovation Technology Group, Inc., a Delaware corporation, (Parent), ITG Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent, and Vitria Technology, Inc., a Delaware corporation.

Exhibit 10.36(2)	Letter Agreement, by and between Vitria Technology, Inc. and Michael D. Perry.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on September 22, 2006, and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)

(2)	Filed as Exhibit 10.36 to our Current Report on Form 8-K, filed on September 27, 2006, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2006.

Vitria Technology, Inc.
Date: November 9, 2006	By:	/s/ MICHAEL D. PERRY
Michael D. Perry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 2.1(1)	Agreement and Plan of Merger, dated as of September 20, 2006, among Innovation Technology Group, Inc., a Delaware corporation, (Parent), ITG Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Parent, and Vitria Technology, Inc., a Delaware corporation.

Exhibit 10.36(2)	Letter Agreement, by and between Vitria Technology, Inc. and Michael D. Perry.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

Exhibit 32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. *

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vitria Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on September 22, 2006, and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)

(2)	Filed as Exhibit 10.36 to our Current Report on Form 8-K, filed on September 27, 2006, and incorporated herein by reference.